Form 10-K
period 1993-12-31
HANDY & HARMAN
filed 1994-03-29
CIK 45333

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                   FORM 10-K
                         ------------------------------
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993        COMMISSION FILE NUMBER 1-5365

                                 HANDY & HARMAN
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           NEW YORK                    13-5129420
 (STATE OR OTHER JURISDICTION       (I.R.S. EMPLOYER
               OF                  IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)
       250 PARK AVENUE
      NEW YORK, NY 10177
    (ADDRESS OF PRINCIPAL
      EXECUTIVE OFFICES)

       Registrant's telephone number, including area code (212) 661-2400
          Securities registered pursuant to Section 12(b) of the Act:

                                                                            NAME OF EACH EXCHANGE
                                                     NUMBER OUTSTANDING              ON
               TITLE OF EACH CLASS                  AS OF MARCH 25, 1994      WHICH REGISTERED
- --------------------------------------------------  --------------------   -----------------------
Common Stock Par Value $1 Per Share...............       14,023,780        New York Stock Exchange
Common Stock Purchase Rights......................       14,023,780        New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None
                         ------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirement for the past 90 days.     Yes /X/      No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.            / /

     The aggregate market value of the Common Stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant, based upon the closing sale price of the Common Stock on the New York Stock Exchange on March 25, 1994 was $210,420,497.

     Certain portions of the respective documents listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K.

    (1) Annual Report to Shareholders for fiscal year ended         Part I, Item 1
         December 31, 1993.                                         Part II, Items 5-8
    (2) Notice of Annual Meeting of Shareholders and Proxy          Part III, Items 10-13
         Statement dated March 30, 1994.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I
ITEM 1.  BUSINESS
                                    GENERAL
                 Handy & Harman (hereinafter "H&H" or the "Company"), was incorporated in the State of New York in 1905 as the successor to a partnership which commenced business in 1867. Unless the context indicates otherwise, the terms, "H&H" and the "Com- pany", refer to Handy & Harman and its consolidated subsidiaries.
                 Historically, until commencing a diversification program in 1966, the Company was engaged primarily in the manufacture of silver and gold alloys in mill forms and the refining of precious metals from jewelry and industrial scrap. The Company's markets were largely among silversmiths and manufacturing jewelers, users of silver brazing alloys, and manufacturers who required silver and gold primarily for the properties of those metals. As part of these precious metals operations, the Company still publishes a daily New York price for its purchases of silver and gold and now also publishes a daily price for its fabricated silver and gold. The silver price is recognized, relied on and used by others throughout the world. Further, the review entitled "The Silver Market", published annually by the Company since 1916, is widely distributed in trade and financial centers in this country and abroad.

                 The diversification program has added lines of precious metals products and various specialty manufacturing operations, including stainless steel and specialty metal alloy products, for industrial users in a wide range of applications which include the electrical, electronic, automotive original equipment, office equipment, oil and other energy-related, refrigeration, utility, telecommunications and medical industries.
                 The Company's business segments are (a) manufacturing and selling precious metals products and providing refining services; (b) manufacturing and selling products for the original equipment automotive industry; (c) manufacturing and selling of non-precious metal wire and tubing products; and (d) manufacturing and selling other specialty products. Three-year financial data for the Company's business segments appear under the caption "The Company's Business" on pages 18 and 19 of the Handy & Harman 1993 Annual Report to Shareholders (hereinafter referred to as the "Annual Report") and are incorporated by reference herein.
                 One customer of the Automotive Original Equipment Group represented 10.7%, 11.3%, and 10.5% of consolidated sales and service revenues for 1993, 1992 and 1991, respectively. Export sales and revenues are not significant in the total sales and revenues of any of the Company's business segments.
                 In June 1991 the Company announced a major restructur-ing program designed to strengthen the Company's balance sheet by reducing debt and interest expense, to provide a sound basis for improved profitability and to allow management to concentrate on those businesses which have demonstrated potential for above average growth. The program called for divestiture of six businesses deemed to be non-core operations that no longer fit within the Company's long-term strategies. The six discontinued businesses were those involved in the manufacture of automotive replacement parts, proprietary chemicals, metal powders, pressur-ized vessels, coldheaded parts and specialized platinum group metals refinings and products. See Notes 1 and 10 to the Consol- idated Financial Statements included in the Annual Report and Management's Discussion and Analysis on page 21 of the Annual Report.

                                PRECIOUS METALS
                         PRODUCTS AND REFINING SERVICES
                 The operational structure of the parent company's precious metals activities consists of two distinct profit centers: Products Operations and Refining Operations. Both of these profit centers and the activities of other precious metals subsidiaries are included in the following discussion of the precious metals segment of the Company's business. Within the precious metals segment of the Company's business, two principal classes of products are manufactured: wire products and rolled products. The table on page 19 of the Annual Report, showing percentages of gross shipments of these classes of precious metals products which contributed 10% or more to total sales and revenues, is incorporated herein by reference.

                 In the following discussion of the Company's precious metals products, the term "karat" refers to the amount of gold in a gold alloy. Pure gold is 24-karat, and karat golds generally range between 10-karat (41.6%) and 18-karat (75%). The usual alloy metals are silver, copper, nickel and zinc.
By varying the other elements in the alloy, karat golds may be fabricated in a number of colors including white, green, yellow and red. Sterling silver is an alloy of silver, which contains a minimum of 92.5% pure silver.
                 The Company's profits from the products manufactured in this segment are derived from the "value added" of processing and fabricating, not from the purchase and resale, of precious metals. In accordance with general practice in the industry, prices to customers are a composite of two factors, namely, (1)
the value of the precious metal content of the product plus (2) an amount referred to as "fabrication values" to cover the cost of base metals, labor, overhead, financing and profit.
                 Wire Products - In the manufacture of the Company's wire products, precious metal alloys are cast, extruded and then drawn into wire. The Company's precious metal wire products con-sist of karat golds, sterling and other alloys of silver, and other precious metal alloys in drawn and coiled wire and rod forms of differing diameters, ranging from .007 of an inch to .25 of an inch. The Company also manufactures Easy Flo(R), Sil-
Fos(R) and other silver brazing alloys in wire form for making permanent, strong, leak-tight joints of the metals joined.

Brazing alloy wire is also sold in preformed rings and special shapes. The Company's precious metal alloy wire products are marketed for electrical conductive and contact applications in a wide variety of industries, including the aerospace, electronics and appliance industries. Manufacturing jewelers use the Com-pany's precious metal wire in a wide range of production applica-tions, including, for example, necklaces, bracelets, earring parts and pins and clips.
                 Rolled Products - The Company's rolled products are manufactured from karat golds, sterling and lesser alloys of silver, and alloys of other precious metals in sheets, strips and bars of varying thicknesses, widths and lengths. These precious metal rolled products range in standard thickness from foils .0005 of an inch thick to strips or bars .375 of an inch thick, and in standard widths from strips .125 of an inch wide to fifteen inches wide. Rolled products are shipped in lengths up to many hundred feet. The Company's rolled products include precious metals bonded with other metals in bimetallic and tri- metallic strips which provide more versatile industrial applica- tions at a lower cost than would be possible if a solid precious metal or a precious metal alloy were used.
                 Because of the physical properties of precious metals and precious metal alloys, the Company's rolled products have a wide variety of applications by the Company's industrial cus-tomers. The Company's rolled products are sold to silversmiths for use as anodes in plating operations and for flatware and hollowware, to manufacturing jewelers for a variety of jewelry, to mints and others for coins, commemorative medals and ingots, to manufacturers of electrical and electronic devices for elec-trical contacts and circuitry, to the nuclear power industry for control assemblies, to the defense industry as foil for batter-ies, and to the aerospace industry for use in guidance systems.
                 Powder Products - The Company produced a variety of precious metal powders and flakes which it sold under various names, including Silpowder(R) and Silflake(R), for use in the production of electronic parts and in powder metal contacts, batteries, conductive coatings and other electrical applications. It produced a line of silver oxide powders for use in chemical silver alumina catalysts and in button batteries. The Company sold this business in 1992 and effectively exited the business in December 1992.
However, it continues to produce silver/tin alloy powders for use in dental applications and silver/copper alloy powders, sold under the names Easy-Flo(R) and Sil-Fos(R), for use in industrial brazing applications.
                 Other Precious Metals Products - The Company produces grain beads of various precious metal alloys by melting the metal and then pouring it through water. Grain beads are distinguished from the Company's precious metal powders, which are not as coarse and are produced by atomization spraying. The major grain product is karat gold grain produced in a number of colors, including white, green, yellow and red. The Company also produces grain in various silver and other gold alloys.

                 Electronic parts are selectively electroplated in order to deposit gold, silver, palladium, and various base metals on such parts for applications in computer connectors, semi-conductor devices and telecommunication equipment.
                 Refining Services - The Company recovers precious metals from waste and scrap generated by users of the Company's precious metals products and other industrial users of precious metals, from metal-bearing objects delivered for that purpose by non-manufacturing refining customers, and from high grade mining concentrates and bullion. The Company receives a fee for this service. After controlled sampling, assaying, weighing, deter- mination of values and settlement with the customer, the Company purchases for its own use the precious metal resulting from such refining, or, upon request by the customer, returns an equivalent amount of metal to the customer.
                 Raw Materials - The raw materials for the Company's precious metals products consist principally of silver, gold, copper, cadmium, zinc, nickel, tin, and the platinum group metals in various forms. Gold and silver constitute the major portion of the value of the raw materials involved. In addition, the Company buys waste and scrap containing precious metals for recycling and refining, as described above. The Company purchases all of its precious metals at free market prices from either refining customers, primary producers or bullion dealers. Over the past several years, the prices of gold and silver have been subject to fluctuations, and are expected to continue to be affected by world market conditions; however, the Company has not experienced any problem in obtaining the necessary quantities of raw materials required for this segment. In the normal course of business, the Company receives precious metals from suppliers and customers. These metals are returnable in fabricated or commercial bar form under agreed upon terms. Since precious metals are fungible, the Company does not physically segregate supplier and customer metals from its own inventories. Therefore, to the extent that supplier or customer metals are used by the Company, the amount of inventory which the Company must own is reduced. All raw materials used in this segment are readily available from several sources. For a discussion of the Company's inventory purchasing and pricing, and of the Company's practices to eliminate the economic risk of precious metal price fluctuations, see "The Company's Business" on page 18 of the Annual Report.
                 Working Capital Items - The Company maintains a con-stant level of inventory of fine and fabricated precious metals in various stages of processing and/or refining for customer delivery requirements and for a continuous supply of raw mate-rials. Such inventories are carried under the Last-In, First-
Out (LIFO) method of accounting. The LIFO carrying values are substantially less than the market values of the inventories. In the Notes to Consolidated Financial Statements, commencing on page 28 of the Annual Report, see Note 7 for a comparison of the cost and market values of the Company's precious metals invento-ries at December 31, 1992 and December 31, 1993 and see Note 2 for a discussion of the effects of fluctuations in precious metals prices on the Company's credit requirements. Both Notes are incorporated by reference herein.
                 Product Development, Patents and Trademarks - While the Company holds a number of patents and trademarks related to its precious metals products and processes, and is licensed under others, the precious metals business, as a whole, is not depen- dent upon such patents. The Company's trademarks are registered in the United States and in several foreign countries. The Com- pany maintains a technical laboratory and staff in connection with its precious metals operations and a portion of the work of that staff is devoted to metallurgical products and development.
                 Distribution Facilities - The Company distributes precious metals products directly to customers from its plants and service branches, except that certain products, primarily brazing alloys, are distributed through independent distributors throughout the United States and Canada. The Company has a marketing organization trained to service its customers and dealers, to solicit orders for its precious metal and related products, and to obtain refining business. This organization markets all of the Company's refining services and precious metals products and provides special technical assistance with respect to precious metals through product engineers and other technical personnel. The Company maintains customer service and sales offices at its various manufacturing and processing plants and in Los Angeles and Chicago. It also has warehouse facilities to support sales and distribution at each of its manufacturing and processing plants and in Chicago and Los Angeles.
                 Competition - The Company is one of the leading fab-ricators and refiners of precious metals. The Company currently sells its precious metal fabricated products to approximately
5,000 customers throughout the United States and Canada. Al-though there are no companies in the precious metals field whose operations exactly parallel those of H&H in every area, there are a number of competitors in each of the classes of the Company's precious metals products. Many of these competitors also carry on activities in other product lines in which the Company is not involved. Competition is based on quality, service and price, each of which is of equal importance.

                         MANUFACTURING OF AUTOMOTIVE
                              ORIGINAL EQUIPMENT
                 Through Handy & Harman Automotive Group, Inc. (the "Automotive Group"), a subsidiary, the Company manufactures a wide variety of parts, components and assemblies for the North American domestic automobile original equipment manufacturers (the OEM market).

                 The Automotive Group produces a wide variety of tubular parts for the OEM market from steel, stainless steel and other metals. Formed and brazed tubing parts made from stainless and carbon steel and various other metals are produced as air pipes, brake and fuel lines, components of fuel delivery systems, and other tubing parts. The Automotive Group also produces small diameter cables and a variety of control assemblies for automotive applications, including parking brake cables, speedometer cables, various transmission cables and other mechanical assemblies, made from steel and other materials. In addition, the Automotive Group produces plastic parts, tubing, fuel lines, plastic component manifolds and assemblies for the OEM market.
                 Raw Materials - The raw materials used in this segment include stainless and carbon steels, tin, zinc, nickel and various plastic compositions. Raw materials are purchased at open market prices principally from domestic suppliers. The
Automotive Group has not experienced any problem in obtaining sufficient quantities of raw materials.
                 Competition - There are many companies, domestic and foreign, which manufacture products of the type manufactured by the Automotive Group. Some are larger than the Company and many are larger than the Automotive Group's operation with which they compete. Competition is based to a great extent on price, quality, service and new product introduction. The domestic automobile industry has traditionally engineered and manufactured in its own plants a high percentage of the parts used in assem- bling its automobiles. In recent years the industry has begun to purchase more parts and assemblies from outside suppliers such as the Automotive Group. Although this trend continued during 1993 there can be no assurance that it will do so in the future.

Equally as important is the industry trend to use outside suppliers to participate in the engineering and designing of some parts and assemblies.
                 Research and Development Center - The Automotive Group operates a Research and Development Center in Auburn Hills, Michigan. The Center contains approximately 40,000 square feet of floor space and "state-of-the-art" equipment, including chassis rolls, dynamometers, vibration equipment and flow testing equipment. A number of highly-qualified personnel currently are employed at the Center which also houses automotive administrative and sales personnel. They offer the capability to design, fabricate and test complete fuel and cable control systems; to support the Automotive Group and other units of the Company in the design, fabrication and testing of automotive components; and to assist in the design and development of new components and systems for automotive purposes.
                 Distribution - Essentially all of the Automotive Group's original equipment products is sold directly to the major domestic automobile companies through its sales and marketing employees.

                   MANUFACTURING OF WIRE AND TUBING PRODUCTS
                 The Company, through several subsidiaries, manufactures a wide variety of non-precious metal wire and tubing products.
Small diameter precision drawn tubing fabricated from stainless steel, nickel alloy and carbon and alloy steel is produced in many sizes and shapes to critical specifications for use in the semi-conductor, aircraft, petrochemical, automotive, appliance, refrigeration and instrumentation industries. Additionally, tubular product is manufactured for the medical industry for use as implants, surgical supplies and instrumentation. Stainless steel wire products are redrawn from rods for such diverse applications as bearings, brushes, cable lashing, hose reinforcement, nails, knitted mesh, wire cloth, air bags and antennas in the aerospace, automotive, chemical, communications, marine, medical, petrochemical and other industries.
                 Raw Materials - The raw materials used in this segment include stainless and carbon steels, nickel alloys and a variety of high performance alloys. The Company purchases all such raw materials at open market prices from domestic and foreign suppli-ers. The Company has not experienced any problem in obtaining the necessary quantities of raw materials. Prices and availabil-ity, particularly of raw materials purchased from foreign suppli-ers, will be affected by world market conditions and governmental policies.
                 Competition - There are many companies, domestic and foreign which manufacture wire and tubing products of the types manufactured by this segment. Competition is based on quality, service, price and new product introduction, each of which is of equal importance.
                 Distribution - Most of the products manufactured by this segment are sold directly to customers through Company salesmen; however, some are sold through manufacturer's represen-tatives and through distributors.

                   MANUFACTURING OF OTHER SPECIALTY PRODUCTS
                 Other Company subsidiaries manufacture a large number of other specialty products for industrial use. Plastic and steel fittings and connections, plastic pipe and non-ferrous thermite welding powders are produced for the natural gas, electrical and water distribution industries. In 1993 the Company sold its business which used powdered metals to make custom-molded structural parts and assemblies from ferrous and non-ferrous powdered metals for components and assemblies for office products, business machines, hand-held power tools, hydraulic motors and pumps and lawn and garden equipment. Also in 1993, the Company sold the large industrial heat exchanger business which made packaged power units for oil and gas, construction, agricultural and the skiing industries.
                 Distribution - Most of the Company's specialty prod- ucts comprising this segment are sold directly to customers through Company salesmen, although some are sold by agents and manufacturer's representatives. In particular, gas distribution supplies and fittings, thermite welding powders and certain other products are sold primarily through manufacturer's representa- tives to the ultimate users, although some sales also are made by manufacturer's representatives to distributors.

                 Raw Materials - The raw materials used in this segment include various steel alloys, copper, tin, zinc, nickel and various plastic compositions. The Company purchases all such raw materials at open market prices primarily from domestic suppliers. The Company has not experienced any problem in obtaining the necessary quantities of raw materials. Prices and availability, particularly as to raw materials purchased from foreign suppliers, will continue to be affected by world market conditions and governmental policies.
                 Competition - There are many companies, domestic and foreign, which manufacture products of the type manufactured by this segment. Some are larger than the Company, and many are larger than the Company's operations with which they compete. Competition in portions of this segment's business is based primarily on price, and significant competition has come from lower-priced foreign imports. Competition is otherwise generally based on quality, service and price, each of which is of equal importance.

                             GOVERNMENT REGULATION
                 During the last fiscal year, the Company spent or committed approximately $2,700,000 in complying with federal, state and local occupational safety and health, environmental control and equal employment opportunity laws and regulations. These expenditures included monies spent by the Company in the clean-up of hazardous wastes and toxic substances under Federal,

State and local laws and regulations relating to protection of the environment. Like many other large domestic manufacturing concerns, the Company's operations may affect the environment. These operations may produce, process, and dispose of materials and waste products which, under certain conditions, are toxic or hazardous under such environmental laws and regulations. The Company expects to make comparable expenditures and commitments during the current fiscal year, provided that no further changes are made in such laws and regulations or in their application. Such expenditures are not material to the competitive position or financial condition of the Company; however, such laws and regulations may require capital expenditures not now contemplated and may result in increased operating costs. See Item 3 Legal Proceedings.

                                     ENERGY
                 The Company requires significant amounts of electrici- ty, natural gas, fuel oil and propane to operate its facilities. The Company has few contracts covering natural gas or electrici- ty, but has some one-year contracts for the delivery of fuel oil and/or propane at some facilities. These contracts are the result of competitive bidding.
                 In an attempt to minimize the effects of any fuel shortages, the Company has made a number of process and equipment changes to allow use of alternate fuels in key processes, and the Company has equipped certain plants with alternate fuel reserves intended to reduce any curtailment upon a local shortage. A general and continuing shortage of such fuels, however, or a government allocation of supplies resulting in a general reduc- tion in fuel supplies, could cause some curtailment of produc- tion.

                                   EMPLOYEES
                 The Company had 4,246 employees on December 31, 1993. Of these, approximately 35% are covered by collective bargaining agreements which expire at various times during the next three years.

ITEM 2.  PROPERTIES
                 The Company has 32 operating plants in the United States, Canada, Mexico, England, Brazil (50% owned) and Singapore (50% owned) with a total area of approximately 2,500,000 square feet, including warehouse, office and laboratory space, but not including the plants used by the Brazil or Singapore operations and by the discontinued operations described in Notes 1 and 10 to the Consolidated Financial Statements included in the Annual Report. The Company owns or leases sales, service and warehouse facilities at 4 other locations in the United States and Canada, which, with the Company's executive and general offices, have a total area of approximately 115,000 square feet.
                 The Company considers its manufacturing plants and service facilities to be well maintained and efficiently equipped, and therefore suitable for the work being done. Theproductive capacity and extent of utilization of the Company'sfacilities is dependent in some cases on general business condi-tions and in other cases on the seasonality of the utilization ofits products. Productivity can be expanded readily to meet additional demands.
                 A description of the Company's principal plants by industry segment is as follows:
Precious Metals
                 The Company's principal precious metal products and refining services operations are conducted in Fairfield and South Windsor, Connecticut; Attleboro, Massachusetts; and East Providence, Rhode Island. Other precious metal operations are conducted in Phoenix, Arizona; North Attleboro, Massachusetts; Cudahy, Wisconsin; Indianapolis, Indiana; Toronto, Canada and Singapore (50% owned). The Company owns all these operating plants in fee. Automotive Original Equipment
                 The headquarters of Handy & Harman Automotive Group, Inc. is located in Auburn Hills, Michigan in the same building as the sales offices and the Engineering Research and Development Center. Manufacturing facilities are in Dover and Archbold, Ohio; Kendallville and Angola, Indiana; and Martinsburg, West Virginia. All of this segment's operating plants are owned in fee. The Auburn Hills building is leased. The Automotive Group also has operated in Mexico through a "maquiladora" arrangement and now has "National Supplier Status."
Wire and Tubing
                 The headquarters of the wire portion of this segment is in Cockeysville, Maryland and the headquarters of the tubing portion of this segment is in Norristown, Pennsylvania. Manufacturing facilities are located in Cockeysville, Maryland; Norristown, Pennsylvania; Willingboro and Middlesex, New Jersey; Oriskany, New York; Camden, Delaware; Evansville, Indiana; Salto, Sao Paulo, Brazil; Retford, Notts. and Liversedge, Yorkshire, England. All these plants are owned in fee except the Retford and Salto plants which are leased.
Other Specialty Products
                 The principal facilities currently engaged in the Company's other specialty products businesses are located in Tulsa and Broken Arrow, Oklahoma; and Bolton, England. The Oklahoma plants are owned in fee while the Bolton plant is leased.
Company's Offices
                 The Company's executive offices are in New York, New York and occupy 17,000 square feet under a lease. The Company has leased approximately 30,000 square feet in Rye, New York, for its general offices and approximately 8,500 square feet in New York, New York for its Corporate MIS Center.

ITEM 3.  LEGAL PROCEEDINGS
                 There are no pending legal proceedings to which the Company or any of its subsidiaries is a party or which any of their property is the subject, other than ordinary, routine litigation incidental to the business, none of which individually or in the aggregate is material to the business or financial condition of the Company, except as follows:
                 Palmer Well Fields
                 On February 25, 1991 the Massachusetts Department of Environmental Protection ("MDEP") filed a lien against the property owned by Pal-Rath Realty, Inc. (a subsidiary of the Company formerly named Rathbone Corporation) which is located in Palmer, Massachusetts and is leased to Rathbone Realty, Inc. whose affiliated corporation purchased the business and assets of Pal-Rath Realty (other than the real estate) in May 1988. The lien is for a claim in the amount of $1,131,105.31 for expenses allegedly incurred in connection with the Palmer Well Fields known as the Galaxy Well Field and Gravel Pack Well No. 2. A claim has also been made against a neighboring industry and a lien similarly filed against that industry's property. The MDEP has not allocated the alleged liability between Pal-Rath and the other industry.
                 In June 1987, the Massachusetts Department of Environmental Quality Engineering (now called the Massachusetts Department of Environmental Protection) had issued a Notice of Responsibility to Rathbone (now Pal-Rath) relating to alleged contami-nation of the Palmer Well Fields by Rathbone. Rathbone responded to that letter and has from time to time assisted the MDEP and also conducted an extensive investigation of the Rathbone proper- ty. In November 1990 the MDEP had issued a letter requesting submittal of good faith offers by Pal-Rath and its neighbor to pay past costs and to conduct further work. In January 1991 Pal-Rath responded that the MDEP's request for money was not supported by the law or the facts and that it would not pay past costs but would conduct or assist in further work. Discussions were continuing when the MDEP filed its liens. Agreement has been reached to submit the matter to non-binding mediation before the Massachusetts Office of Dispute Resolutions. The mediation proceedings are continuing.
                 Although the final outcome of this matter cannot be assured, the Company believes that it will not have a materially adverse affect on the financial position of the Company.
                 Montvale, New Jersey Facility
                 On April 13, 1993, the Borough of Park Ridge, New Jersey sued Handy & Harman Electronic Materials Corporation, a subsidiary ("HHEM"), and Handy & Harman, in the Superior Court of New Jersey, Law Division, Bergen County, asserting that a chemical used at a formerly owned facility in Montvale, New Jersey, an adjoining municipality, had migrated and entered a drinking water supply of Park Ridge. Park Ridge seeks reimbursement of $2,190,437 expended in the construction and operation of water treatment equipment for wells alleged to have been contaminated from the Montvale facility, and of $1,255,582 for future expenditures over a 20-year period.
                 The lawsuit includes as additional defendants the prior owner and operator of the Montvale facility, and a vendor of the chemical involved. Evidence exists that contamination existed at Park Ridge prior to HHEM's ownership of the site and that there are other sources of the contamination of the Park Ridge wells. HHEM has worked with the New Jersey Department of Environmental Protection and Energy to investigate and implement a remedy for conditions at the site; and Park Ridge has requested the assistance of the New Jersey DEPE to investigate whether there is a connection between the contamination at the site and at the Park Ridge wells. HHEM is negotiating with Park Ridge and the other defendants to agree on a settlement of all outstanding issues.
                 Although the final outcome of this matter cannot be assured, the Company believes that it will not have a materially adverse affect on the financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                 None during the fourth quarter of the year ended December 31, 1993.

                       EXECUTIVE OFFICERS OF THE COMPANY
                 As of March 30, 1994, the executive officers of the Company, their ages, their present positions and offices, and their recent business experience and employment, are as follows:
         Richard N. Daniel - Age 58; Chairman (since 1988) and Chief Executive Officer of the Company (since 1983); a Director (since 1974).

         Frank E. Grzelecki - Age 56; President and Chief Operating Officer of the Company (since 1992); prior thereto Vice Chairman of the Board (since 1989); a Director (since 1988); prior thereto a Management Consultant (since 1986);

         Paul E. Dixon - Age 49; Vice President, General Counsel and Secretary (since 1993); prior thereto Vice President and General Counsel (since
         1992); prior thereto Senior Vice President and General Counsel of Warnaco Group (since prior to 1989).

         Richard P. Schneider - Age 47; Vice President-Corporate Development (since 1993); prior thereto Vice President-Corporate Development of Sequa Corporation (a diversified manufacturing company) (since prior to 1989).

         Dennis C. Kelly - Age 42; Controller (since 1993) of the Company; prior thereto Assistant Controller (since 1989); and prior thereto Director of Internal Audit (since 1985).

         James S. McElya - Age 46; Group Vice President (since 1992); prior thereto President of Handy & Harman Automotive Group, Inc. (since
         1987), a subsidiary.

         John M. McLoone - Age 51; Vice President - Financial Services (since
         1992); prior thereto Group Vice President, Information Technologies for W. R. Grace & Co. (a multinational company) (since prior to 1989).

         Stephen B. Mudd - Age 62; Vice President (since 1983) and Treasurer (since 1977).

         Robert M. Thompson - Age 61; Group Vice President (since 1984); prior thereto President of Handy & Harman Tube Company, Inc. (1976 to 1984), a subsidiary.
                 There are no family relationships between any of the executive officers. The regular term of office for all executive officers is one year, beginning on May 1. There are no arrangements or understandings between any of the executive officers and any other person pursuant to which such officer was elected to be an officer.

                                                                     PART II
ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS
                 The information for this Item is incorporated by reference to the section entitled "Stock Trading and Dividends" on page 19 of the Annual Report and to Note 5 of the Notes to Consolidated Financial Statements included in the Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA
                 The information for this Item is incorporated by reference to the section entitled "Five Year Selected Financial Data" on page 20 of the Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 The information for this Item is incorporated by reference to the section entitled "Management's Discussion and Analysis" on pages 21 and 22 of the Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                 The information for this Item is incorporated by reference to the Consolidated Financial Statements contained on pages 23 through 26 of the Annual Report and by reference to the Summary of Significant Accounting Policies contained on page 27 of the Annual Report and the Notes to Consolidated Financial Statements commencing on page 28 of the Annual Report and by reference to the Independent Auditors' Report set forth on page 34 of the Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
                 Not Applicable.

                                    PART III
ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
                 The information for this Item is incorporated by reference to the section entitled "Election of Directors," on pages 2 and 3 of the Company's Proxy Statement, dated March 30, 1994 (the "Proxy Statement"), for the 1994 Annual Meeting of Shareholders, and by reference to the item captioned "Executive Officers of the Company" at the end of Part I of this Annual Report on Form 10-K. No person who was during the 1993 fiscal year a director, officer or beneficial owner of more than ten percent of any class of equity securities of the registrant failed to file on a timely basis reports required by Section 16(a) of the Exchange Act of 1934, as amended.

ITEM 11.         EXECUTIVE COMPENSATION
                 The information for this Item is incorporated by reference to the sections entitled "Executive Compensation," "Base Salaries," "Annual Incentive Awards for 1993," "Stock Options," "Long-Term Incentive Plan," "Compensation Committee

Report on Executive Compensation," "Pensions," "Compensation of Directors," "Employment Contracts and Termination of Employment and Change-in- Control Agreements" on pages 4 to 10 of the Proxy Statement.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT
                 The information for this Item is incorporated by reference to the sections entitled "Voting Rights and Principal Holders Thereof" and "Election of Directors" on page 1 and pages 2 and 3, respectively, of the Proxy Statement.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                 The information for this Item is incorporated by reference to the section entitled "Election of Directors" on pages 2 and 3 of the Proxy Statement.

                                    PART IV
ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                 8-K
(a)  Documents Filed as a Part of This Report
                 1.  Financial Statements
                 The Consolidated Financial Statements, the Summary of Significant Accounting Policies and Notes to Consolidated Finan- cial Statements, the Independent Auditors' Report thereon and the items of Supplementary Information incorporated by reference in

Part II, Item 8 of this Report are set forth at the respective pages of the Annual Report indicated in the list contained on page 17 of the Annual Report, which list is incorporated herein by reference to the Annual Report.
                 2.  Financial Statement Schedules
                 The following Financial Statement Schedules are filed as a part of this Report, beginning herein at the respective pages indicated:
                 (i)      Report and Consent of Independent Auditors (page
                          F-1).
                 (ii)     Schedule V - Property, Plant and Equipment (page
                          S-1).
                 (iii) Schedule VI - Accumulated Depreciation, Depletion and Amortization of Property, Plant and Equipment (page S-2).
                 (iv) Schedule VIII - Valuation and Qualifying Accounts and Reserves (page S-3).
                 (v) Schedule X - Supplementary Income Statement Information (page S-4).
All other Schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.
                 3.  Exhibits Required To Be Filed
                 The following exhibits required to be filed as part of this Report have been included:
                 (3)     Certificate of Incorporation and By-Laws.

                 (a) The Restated Certificate of Incorporation of Handy & Harman (Filed as Exhibit 3(a) to the Company's 1989 Annual Report on Form 10-K and incorporated herein by reference).
                 (b) The By-Laws as amended (Filed as Exhibit 3(b) to the Company's 1990 Annual Report on Form 10-K and incorporated herein by reference).
                 (4) Instruments defining the rights of security holders, including indentures.
                 (a) Revolving Credit Agreement dated as of March 16, 1992 among the Company, certain financial institutions as lenders, The Bank of Nova Scotia, The Chase Manhattan Bank, N.A. and Chemical Bank, as Co-Agents and The Bank of Nova Scotia as the Administrative Agent (Filed as Exhibit 4(a) to the Company's 1991 Annual Report on Form 10-K and incorporated herein by reference).
                 (b) Short Term Revolving Credit Agreement dated as of March 16, 1992 among the Company, certain financial institutions as lenders, The Bank of Nova Scotia, The Chase Manhattan Bank, N.A. and Chemi- cal Bank, as Co-Agents and The Bank of Nova Scotia, as the Administrative Agent (Filed as Ex- hibit 4(b) to the Company's 1991 Annual Report on Form 10-K and incorporated herein by reference).

                 (c) Amendment to Revolving Credit Agreement dated as of March 16, 1992 among the Company, certain financial institutions as lenders, The Bank of Nova Scotia, The Chase Manhattan Bank, N.A. and Chemical Bank, as Co-Agents and The Bank of Nova Scotia as the Administrative Agent (filed as Exhibit 4(e) to the Company's 1992 Annual Report on Form 10-K and incorporated herein by reference).
                 (d) Amendment to Short Term Revolving Credit Agreement dated as of March 16, 1992 among the Company, certain financial institutions as lenders, The Bank of Nova Scotia, The Chase Manhattan Bank, N.A. and Chemical Bank, as Co-Agents and The Bank of Nova Scotia, as the Administrative Agent (filed as Exhibit 4(d) to the Company's Annual Report on Form 10- K and incorporated herein by reference).
                 (e) Amendment to Revolving Credit Agreement dated February 4, 1993 among the Company, certain financial institutions as lenders, The Bank of Nova Scotia, The Chase Manhattan Bank, N.A. and Chemical Bank, as Co-Agents and The Bank of Nova Scotia as the Administrative Agent.
                 (f) Amendment to Short Term Revolving Credit Agreement dated February 4, 1993 among the Company, certain financial institutions as lenders, The Bank of

                          Nova Scotia, The Chase Manhattan Bank, N.A. and Chemical Bank, as Co-Agents and the Bank of Nova Scotia, as the Administrative Agent.
                 (g) Amendment to Revolving Credit Agreement dated July 1, 1993 among the Company, certain financial institutions as lenders, The Bank of Nova Scotia, The Chase Manhattan Bank, N.A. and Chemical Bank, as Co-Agents and The Bank of Nova Scotia as the Administrative Agent.
                 (h) Amendment to Short Term Revolving Credit Agreement dated July 1, 1993 among the Company, certain financial institutions as lenders, The Bank of Nova Scotia, The Chase Manhattan Bank, N.A. and Chemical Bank, as Co-Agents and the Bank of Nova Scotia, as the Administrative Agent.
                          No other required to be filed.  The Company agrees
                 to furnish to the Securities and Exchange Commission upon its request therefor a copy of each instrument omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K.
                 (10)     Material contracts.
                 (a) 1982 Stock Option Plan (Filed as Exhibit 1 to the Company's Registration Statement on Form S-8 (Registration No. 2-78264) under the Securities Act of 1933 and incorporated herein by reference).

                 (b) Amendment to 1982 Stock Option Plan approved in December 1988 (Filed as Exhibit 10(a) to the Company's Report on Form 8-K for December 1988 and incorporated herein by reference).
                 (c) Management Incentive Plan, as amended February 26, 1981 (Filed as Exhibit 10(b) to the Company's 1980 Annual Report on Form 10-K and incorporated herein by reference thereto).
                 (d) Amendment to Management Incentive Plan approved in December 1988 (Filed as Exhibit 10(d) to the Company's Report on Form 8-K for December 1988 and incorporated herein by reference).
                 (e) Amendment to Management Incentive Plan approved in October 1991 (Filed as Exhibit 10(e) to the Company's 1991 Annual Report on Form 10-K and incorporated herein by reference).
                 (f) Deferred Fee Plan For Directors, as amended February 26, 1981 (Filed as Exhibit 10(c) to the Company's 1980 Annual Report on Form 10-K and incorporated herein by reference thereto).
                 (g) Form of Executive Agreement entered into with the Company's executive officers in September 1986 (Filed as Exhibit 10(d) to the Company's 1986 Annual Report on Form 10-K and incorporated herein by reference thereto).

                 (h) Amendment to Executive Agreement approved in December 1988 (Filed as Exhibit 10(b) to the Company's Report on Form 8-K for December 1988 and incorporated herein by reference).
                 (i) 1988 Long-Term Incentive Plan (Filed as Exhibit 10(h) to the Company's 1988 Annual Report on Form 10-K and incorporated herein by reference).
                 (j) Amendment to 1988 Long-Term Incentive Plan approved in December 1988 (Filed as Exhibit 10(c) to the Company's Report on Form 8-K for December 1988 and incorporated herein by reference).
                 (k) Amendment to 1988 Long-Term Incentive Plan approved in June 1989 (Filed as Exhibit 10(j) to the Company's 1989 Annual Report on Form 10-K and incorporated herein by reference).
                 (l) Agreement dated as of May 1, 1989 between the Company and R. N. Daniel (Filed as Exhibit 10(k) to the Company's 1989 Annual Report on Form 10-K and incorporated herein by reference).
                 (m) Amendment to Agreement between the Company and R. N. Daniel approved by the Company on May 11, 1993.
                 (n) Supplemental Executive Retirement Plan approved by the Company in September, 1989 (Filed as Exhibit 10(l) to the Company's 1989 Annual Report on Form 10-K and incorporated herein by reference).

                 (o) Outside Directors Stock Option Plan (Filed as Exhibit 10(m) to the Company's 1990 Annual Report on Form 10-K and incorporated herein by reference.
                 (p) Amended and Restated Joint Venture Agreement dated as of June 1, 1990 by and between Allen Heat Transfer Products Inc. and Handy & Harman Radiator Corporation (Filed as Exhibit (2) to the Company's Report on Form 8-K for June 1990 and incorporated herein by reference).
                 (q) Handy & Harman Long-Term Incentive Stock Option Plan (Filed as Exhibit 10(p) to the Company's 1991 Annual Report on Form 10-K and incorporated herein by reference).
                 (r)      Handy & Harman Supplemental Executive Plan (Filed as
                          Exhibit 10(q) to the Company's 1992 Annual Report on Form 10-K and incorporated herein by reference).
                 (11) Statement re computation of per share earnings. Incorporated by reference to item (g) of Summary of Significant Accounting Policies on page 27 of the Annual Report.
                 (13) Pages 17 through 34 of the Company's Annual Report to Shareholders for 1993. Except for those portions which are expressly incorporated by reference in this Annual Report on Form 10-K, this exhibit is furnished for the information of the

                          Commission and is not deemed to be filed as part of this Annual Report on Form 10-K.
                 (22)     List of Subsidiaries of the Company is filed as
                          Exhibit 22 to this Annual Report on Form 10-K.
                 (24) Report and Consent of Independent Auditors. Included as part of the Report and Consent of Independent Auditors on page F-1 filed with the Financial Statement Schedules as part of this Annual Report on Form 10-K pursuant to Part IV hereof and incorporated herein by reference thereto.
(b)  Reports on Form 8-K
                 The Company did not file a Report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1993.
                 For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby under- takes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 2-78264 (filed July 1, 1982), 33-37919 (filed November 21, 1990)
33-43709 (filed October 31, 1991):
                 Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange

Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the regis- trant in the successful defense of any action, suit or proceed- ing) is asserted by such director, officer or controlling person in connection with the securities being registered, the regis- trant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnifica- tion by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                   SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Handy & Harman has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 HANDY & HARMAN

Dated:  March 24, 1994       By  /s/ R. N. Daniel
                                ----------------------
                                 R.N. Daniel

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company, in the capacities and on the respective dates indicated.

   Signature                 Title                       Date
   ---------                 -----                       ----
 /s/ R.N. Daniel        Chairman and Director            3/24/94
- ------------------      (Principal Executive Officer)
(R.N. Daniel)

 /s/ F.E. Grzelecki     President and Director           3/24/94
- -------------------     (Chief Operating Officer)
(F.E. Grzelecki)

 /s/ J.M. McLoone       Vice President - Financial       3/24/94
- -----------------       Services
(J.M. McLoone)          (Principal Financial Officer)


 /s/ D.C. Kelly         Controller (Principal            3/24/94
- -------------------
(D.C. Kelly)            Accounting Officer)

 /s/ C.A. Abramson      Director                         3/24/94
- ------------------
(C.A. Abramson)

 /s/ R.E. Cornelia      Director                         3/24/94
- ------------------
(R.E. Cornelia)

 /s/ G.G. Garbacz       Director                         3/24/94
- -------------------
(G.G. Garbacz)

                        Director
- -------------------
(G.M. Nichols)

 /s/ H.P. Sotos         Director                         3/24/94
- -------------------
(H.P. Sotos)

 /s/ L.M. Woods         Director                         3/24/94
- ------------------
(L.M. Woods)

                   REPORT AND CONSENT OF INDEPENDENT AUDITORS



The Board of Directors and Shareholders
Handy & Harman:

Under the date of February 18, 1994 we reported on the consolidated balance sheet of Handy & Harman and Subsidiaries as of December 31, 1993 and 1992 and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1993, as contained in the 1993 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 1993. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules on pages S-1, S-2, S-3 and S-4. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statement schedules based on our audits.

In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also consent to the incorporation by reference in the Registration Statements on Form S-8 (Registration Nos. 2-78264, 33-37919 and 33-43709) of Handy & Harman of our report dated February 18, 1994.


                               KPMG PEAT MARWICK




New York, New York
March 24, 1994

                        HANDY & HARMAN AND SUBSIDIARIES                   S-1
                                   SCHEDULE V
                         PROPERTY, PLANT AND EQUIPMENT
                             (Thousands of Dollars)

                                       Balance,                      Additions - at Cost                     Balance,
                                                                 -------------------------
                                      Beginning             Other                          Retirements    Translation        Close
                                      of Period           Changes        Expenditures         or Sales  Adjustment(b)    of Period
- ------------------------------------------------------------------------------------------------------------------------------------
  Classification
Year ended December 31, 1993
  Land                                 $  5,309                           $    13           $   371         $    (18)     $  4,933
  Buildings and improvements             60,664                             1,163               549             (115)       61,163
  Machinery and equipment               158,726           (94)              9,883            12,527             (193)      155,795
  Furniture and fixtures
   (includes business machines)          14,151           (11)              2,146               670              (31)       15,585
  Automotive                              1,009                               136               174               (1)          970
  Improvements to leased property         4,013                                88                56               (6)        4,039
  Construction in progress                5,221           (40)              1,718                -                 -         6,899
- ------------------------------------------------------------------------------------------------------------------------------------
                                       $249,093          (145)(c)         $15,147           $14,347         $   (364)     $249,384
====================================================================================================================================
Classification
Year ended December 31, 1992
  Land                                 $  5,491             -                   -           $   132         $    (50)     $  5,309
  Buildings and improvements             61,358      $ (1,105)            $ 2,091             1,337             (343)       60,664
  Machinery and equipment               152,090          (167)             14,258             6,335           (1,120)      158,726
  Furniture and fixtures
   (includes business machines)          13,868            27               1,964             1,538             (170)       14,151
  Automotive                                851             8                 351               192               (9)        1,009
  Improvements to leased property         4,177           153                 799             1,053              (63)        4,013
  Construction in progress                9,866           431              (5,023)(a)            53                -         5,221
- ------------------------------------------------------------------------------------------------------------------------------------
                                       $247,701       $  (653)(d)         $14,440           $10,640(e)      $ (1,755)     $249,093
====================================================================================================================================
  Classification
Year ended December 31, 1991
  Land                                 $  9,017      $( 2,748)            $    11           $   787         $   (  2)     $  5,491
  Buildings and improvements             76,392       (10,389)                369             4,998             ( 16)       61,358
  Machinery and equipment               167,534       ( 8,824)              7,391            13,899             (112)      152,090
  Furniture and fixtures
   (includes business machines)          14,943         ( 534)              1,011             1,532             ( 20)       13,868
  Automotive                                874         (  93)                276               206                -           851
  Improvements to leased property         5,133         ( 258)                 21               708             ( 11)        4,177
  Construction in progress                6,719         ( 390)              3,649               112                -         9,866
- ------------------------------------------------------------------------------------------------------------------------------------
                                       $280,612      $(23,236)(c)         $12,728           $22,242         $   (161)     $247,701
====================================================================================================================================

(a) Amounts represent transfers to depreciable assets in excess of new construction in progress.
(b) The translation adjustment results from restating the property, plant and equipment of the Company's Canadian and British subsidiaries in U.S. dollars.
(c) Amounts represent reclass of discontinued operations property, plant and equipment.
(d) Amounts represent reclass of discontinued operations property, plant and equipment and contribution of machinery and equipment to Joint Venture.
(e) Amounts include reclass of machinery and equipment to assets held for resale.

Note: The depreciation and amortization policy is to provide for retirement of property at the end of its estimated useful life, determined as follows:

                                           Company                          Subsidiaries
                                          --------                          ------------
Buildings                                 50 years                           10-40 years
Building improvements                     10 years                           10-20 years
Machinery and equipment                   14 years                            3-20 years
Furniture and fixtures                    20 years                            2-13 years
Business machines                          8 years                            7-10 years
Automotive                                 4 years                             2-8 years
Improvements to
 leased property                     Life of lease                         Life of lease

                        HANDY & HARMAN AND SUBSIDIARIES                    S-2
                                  SCHEDULE VI
                      ACCUMULATED DEPRECIATION, DEPLETION,
                              AND AMORTIZATION OF
                         PROPERTY, PLANT AND EQUIPMENT
                             (Thousands of Dollars)


                                                              Additions
                                                       ---------------------
                                          Balance,                Charged to                                    Balance,
                                          Beginning     Other      Costs and     Retirements     Translation       Close
                                          of Period    Changes      Expenses        or Sales   Adjustment(a)   of Period
- ----------------------------------------------------------------------------------------------------------------------------
Classification
Year ended December 31, 1993
  Buildings and improvement               $ 24,252                     $ 2,072       $   523          (44)        25,757
  Machinery and equipment                  102,816                      10,666         9,521         (137)       103,824
  Furniture and fixtures
   (includes business machines)              9,409                       1,491           520          (22)        10,358
  Automotive                                   637                         193           154           (1)           675
  Improvements to leased property            2,374                         237            56           (5)         2,550
- ----------------------------------------------------------------------------------------------------------------------------
                                          $139,488                     $14,659       $10,774       $ (209)      $143,164
============================================================================================================================
Year ended December 31, 1992
  Buildings and improvements              $ 22,862                     $ 2,132         $ 654       $ ( 88)      $ 24,252
  Machinery and equipment                   99,367      $ (1,058)       10,094         4,948         (639)       102,816
  Furniture and fixtures
   (includes business machines)              9,510            27         1,413         1,442         ( 99)         9,409
  Automotive                                   523             8           269           158         (  5)           637
  Improvements to leased property            3,076           153           249         1,053         ( 51)         2,374
- ----------------------------------------------------------------------------------------------------------------------------
                                          $135,338      $    870)(c)   $14,157       $ 8,255(d)    $( 882)      $139,488
============================================================================================================================
Year ended December 31, 1991
  Buildings and improvement               $ 26,252      $ (5,487)      $ 2,535          $441           $3       $ 22,862
  Machinery and equipment                  104,126        (8,121)       11,147         7,734          (51)        99,367
  Furniture and fixtures
   (includes business machines               9,271          (478)        1,409           687           (5)         9,510
  Automotive                                   660           (78)          110           168           (1)           523
  Improvements to leased property            3,053          (255)          312            27           (7)         3,076
- ----------------------------------------------------------------------------------------------------------------------------
                                          $143,362      $(14,419)(b)   $15,513       $ 9,057       $  (61)      $135,338
============================================================================================================================


(a) The translation adjustment results from restating the accumulated depreciation of the Company's Canadian and British subsidiaries in U.S. dollars.
(b) Amounts represent reclass for discontinued operations property, plant and equipment.
(c) Amounts represent reclass for discontinued operations property, plant and equipment and contribution of machinery and equipment to Joint Venture.
(d) Amounts include reclass of machinery and equipment to assets held for resale.

                       HANDY & HARMAN AND SUBSIDIARIES                       S-3

                                 SCHEDULE VIII

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (Thousands of Dollars)


                                          Balance,                                                     Balance,
                                         Beginning          Additions               Deductions            Close
                                         of Period             (a)                from Reserve        of Period
=========================================================================================================================
Description

Allowance for doubtful
  accounts receivable
  (deducted from accounts
  receivable):

Year ended
      December 31, 1993                     $3,325             $1,195                $  799              $3,721
=========================================================================================================================
Year ended
      December 31, 1992                     $3,347             $  627                $  649              $3,325
=========================================================================================================================
Year ended
      December 31, 1991                                                              $1,165(c)
                                            $3,400             $2,482                $1,370(b)           $3,347
=========================================================================================================================


                                                                 1993                   1992                     1991
- -------------------------------------------------------------------------------------------------------------------------
(a)  Provision for doubtful
         accounts - charged to
         costs and expenses                                    $1,195                 $ 627                    $2,482(1)
=========================================================================================================================

     (1) 1,530 of the provision for doubtful accounts was part of continuing operations' reserve for restructuring, nonrecurring and unusual charges.

(b) Items determined to be uncollectible, less recovery of amounts reviously written off.

(c) $1,165 of allowance for doubtful accounts receivable reclassed to current assets of discontinued operations.

                        HANDY & HARMAN AND SUBSIDIARIES                    S-4
                                   SCHEDULE X

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION

                      Three Years Ended December 31, 1993


                             (Thousands of Dollars)




                                                   Charged to Costs
                                                     and Expenses
                                              1993                  1992                  1991
- ---------------------------------------------------------------------------------------------------
     Item (a)


Maintenance and repairs                    $11,065               $11,589               $11,712
===================================================================================================

                                EXHIBIT INDEX

               Exhibit
                Number            Description
               -------            -----------

                 (3)      Certificate of Incorporation and By-Laws.
                 (a) The Restated Certificate of Incorporation of Handy & Harman (Filed as Exhibit 3(a) to the Company's 1989 Annual Report on Form 10-K and incorporated herein by reference).
                 (b) The By-Laws as amended (Filed as Exhibit 3(b) to the Company's 1990 Annual Report on Form 10-K and incorporated herein by reference).
                 (4) Instruments defining the rights of security holders, including indentures.
                 (a) Revolving Credit Agreement dated as of March 16, 1992 among the Company, certain financial institutions as lenders, The Bank of Nova Scotia, The Chase Manhattan Bank, N.A. and Chemical Bank, as Co-Agents and The Bank of Nova Scotia as the Administrative Agent (Filed as Exhibit 4(a) to the Company's 1991 Annual Report on Form 10-K and incorporated herein by reference).
                 (b) Short Term Revolving Credit Agreement dated as of March 16, 1992 among the Company, certain financial institutions as lenders, The Bank of Nova Scotia, The Chase Manhattan Bank, N.A. and Chemi- cal Bank, as Co-Agents and The Bank of Nova Scotia, as the Administrative Agent (Filed as Ex- hibit 4(b) to the Company's 1991 Annual Report on Form 10-K and incorporated herein by reference).
                 (c) Amendment to Revolving Credit Agreement dated as of March 16, 1992 among the Company, certain financial institutions as lenders, The Bank of Nova Scotia, The Chase Manhattan Bank, N.A. and Chemical Bank, as Co-Agents and The Bank of Nova Scotia as the Administrative Agent (filed as Exhibit 4(e) to the Company's 1992 Annual Report on Form 10-K and incorporated herein by reference).
                 (d) Amendment to Short Term Revolving Credit Agreement dated as of March 16, 1992 among the Company, certain financial institutions as lenders, The Bank of Nova Scotia, The Chase Manhattan Bank, N.A. and Chemical Bank, as Co-Agents and The Bank of Nova Scotia, as the Administrative Agent (filed as Exhibit 4(d) to the Company's Annual Report on Form 10- K and incorporated herein by reference).
                 (e) Amendment to Revolving Credit Agreement dated February 4, 1993 among the Company, certain financial institutions as lenders, The Bank of Nova Scotia, The Chase Manhattan Bank, N.A. and Chemical Bank, as Co-Agents and The Bank of Nova Scotia as the Administrative Agent.
                 (f) Amendment to Short Term Revolving Credit Agreement dated February 4, 1993 among the Company, certain financial institutions as lenders, The Bank of Nova Scotia, The Chase Manhattan Bank, N.A. and Chemical Bank, as Co-Agents and the Bank of Nova Scotia, as the Administrative Agent.
                 (g) Amendment to Revolving Credit Agreement dated July 1, 1993 among the Company, certain financial institutions as lenders, The Bank of Nova Scotia, The Chase Manhattan Bank, N.A. and Chemical Bank, as Co-Agents and The Bank of Nova Scotia as the Administrative Agent.
                 (h) Amendment to Short Term Revolving Credit Agreement dated July 1, 1993 among the Company, certain financial institutions as lenders, The Bank of Nova Scotia, The Chase Manhattan Bank, N.A. and Chemical Bank, as Co-Agents and the Bank of Nova Scotia, as the Administrative Agent.
                          No other required to be filed.  The Company agrees
                 to furnish to the Securities and Exchange Commission upon its request therefor a copy of each instrument omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K.

                 (10)     Material contracts.
                 (a) 1982 Stock Option Plan (Filed as Exhibit 1 to the Company's Registration Statement on Form S-8 (Registration No. 2-78264) under the Securities Act of 1933 and incorporated herein by reference).
                 (b) Amendment to 1982 Stock Option Plan approved in December 1988 (Filed as Exhibit 10(a) to the Company's Report on Form 8-K for December 1988 and incorporated herein by reference).
                 (c) Management Incentive Plan, as amended February 26, 1981 (Filed as Exhibit 10(b) to the Company's 1980 Annual Report on Form 10-K and incorporated herein by reference thereto).
                 (d) Amendment to Management Incentive Plan approved in December 1988 (Filed as Exhibit 10(d) to the Company's Report on Form 8-K for December 1988 and incorporated herein by reference).
                 (e) Amendment to Management Incentive Plan approved in October 1991 (Filed as Exhibit 10(e) to the Company's 1991 Annual Report on Form 10-K and incorporated herein by reference).
                 (f) Deferred Fee Plan For Directors, as amended February 26, 1981 (Filed as Exhibit 10(c) to the Company's 1980 Annual Report on Form 10-K and incorporated herein by reference thereto).
                 (g) Form of Executive Agreement entered into with the Company's executive officers in September 1986 (Filed as Exhibit 10(d) to the Company's 1986 Annual Report on Form 10-K and incorporated herein by reference thereto).
                 (h) Amendment to Executive Agreement approved in December 1988 (Filed as Exhibit 10(b) to the Company's Report on Form 8-K for December 1988 and incorporated herein by reference).
                 (i) 1988 Long-Term Incentive Plan (Filed as Exhibit 10(h) to the Company's 1988 Annual Report on Form 10-K and incorporated herein by reference).
                 (j) Amendment to 1988 Long-Term Incentive Plan approved in December 1988 (Filed as Exhibit 10(c) to the Company's Report on Form 8-K for December 1988 and incorporated herein by reference).
                 (k) Amendment to 1988 Long-Term Incentive Plan approved in June 1989 (Filed as Exhibit 10(j) to the Company's 1989 Annual Report on Form 10-K and incorporated herein by reference).
                 (l) Agreement dated as of May 1, 1989 between the Company and R. N. Daniel (Filed as Exhibit 10(k) to the Company's 1989 Annual Report on Form 10-K and incorporated herein by reference).
                 (m) Amendment to Agreement between the Company and R. N. Daniel approved by the Company on May 11, 1993.
                 (n) Supplemental Executive Retirement Plan approved by the Company in September, 1989 (Filed as Exhibit 10(l) to the Company's 1989 Annual Report on Form 10-K and incorporated herein by reference).
                 (o) Outside Directors Stock Option Plan (Filed as Exhibit 10(m) to the Company's 1990 Annual Report on Form 10-K and incorporated herein by reference.
                 (p) Amended and Restated Joint Venture Agreement dated as of June 1, 1990 by and between Allen Heat Transfer Products Inc. and Handy & Harman Radiator Corporation (Filed as Exhibit (2) to the Company's Report on Form 8-K for June 1990 and incorporated herein by reference).
                 (q) Handy & Harman Long-Term Incentive Stock Option Plan (Filed as Exhibit 10(p) to the Company's 1991 Annual Report on Form 10-K and incorporated herein by reference).
                 (r)      Handy & Harman Supplemental Executive Plan (Filed as
                          Exhibit 10(q) to the Company's 1992 Annual Report on Form 10-K and incorporated herein by reference).

                 (11) Statement re computation of per share earnings. Incorporated by reference to item (g) of Summary of Significant Accounting Policies on page 27 of the Annual Report.
                 (13) Pages 17 through 34 of the Company's Annual Report to Shareholders for 1993. Except for those portions which are expressly incorporated by reference in this Annual Report on Form 10-K, this exhibit is furnished for the information of the
                          Commission and is not deemed to be filed as part of this Annual Report on Form 10-K.
                 (22)     List of Subsidiaries of the Company is filed as
                          Exhibit 22 to this Annual Report on Form 10-K.
                 (24) Report and Consent of Independent Auditors. Included as part of the Report and Consent of Independent Auditors on page F-1 filed with the Financial Statement Schedules as part of this Annual Report on Form 10-K pursuant to Part IV hereof and incorporated herein by reference thereto.