Form 10-Q
period 1994-03-31
HANDY & HARMAN
filed 1994-05-16
CIK 45333

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-Q


/x/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the period ended             March 31, 1994
                     --------------------------------------------------
                                  or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                        to
                               ----------------------    --------------

Commission File Number:              1-5365
                       ------------------------------------------------

                                HANDY & HARMAN
- - -----------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        STATE OF NEW YORK                               13-5129420
- - -----------------------------------------------------------------------
         (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)         Identification No.)

        250 Park Avenue, New York, New York               10177
- - -----------------------------------------------------------------------
  (Address of principal executive offices)              (Zip code)

                              (212) 661-2400
- - ------------------------------------------------------------------------
          (Registrant's telephone number, including area code)


- - ------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last year.)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                Yes  X         No
                                                    ----          ----


The number of shares of issuer's Common Stock, par value $1.00 per share outstanding as of May 10, 1994 was 14,023,780.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        HANDY & HARMAN AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
               (unaudited-thousands of dollars except per share)


                                                                               Three Months Ended
                                                           ----------------------------------------------------
                                                           March 31, 1994                        March 31, 1993
- - ---------------------------------------------------------------------------------------------------------------
Sales and service revenues                                     $ 188,731                            $ 157,809
Cost of sales and services                                       162,830                              133,413
- - ---------------------------------------------------------------------------------------------------------------
   Gross profit                                                   25,901                               24,396
Selling, general and
   administrative expenses                                        14,660                               14,730
- - ---------------------------------------------------------------------------------------------------------------
                                                                  11,241                                9,666
- - ---------------------------------------------------------------------------------------------------------------

Other deductions (income):
   Interest expense-net                                            3,643                                4,411
   Other net                                                         (35)                                  (8)
- - ---------------------------------------------------------------------------------------------------------------
                                                                   3,608                                4,403
- - ---------------------------------------------------------------------------------------------------------------

Income before income taxes and
   cumulative effect of
   accounting change                                               7,633                                5,263

Income tax provision                                               3,180                                2,137
- - ---------------------------------------------------------------------------------------------------------------

Income before cumulative effect
   of accounting change                                            4,453                                3,126
Cumulative effect of
  accounting change                                                  --                                   576

- - ---------------------------------------------------------------------------------------------------------------
   Net Income                                                 $    4,453                          $     3,702
===============================================================================================================

Earnings per share before
  cumulative effect of
  accounting change                                                $ .32                                $ .22
Cumulative effect of
  accounting change
  per share                                                          --                                   .04
- - ---------------------------------------------------------------------------------------------------------------

Earnings per share                                                 $ .32                                $ .26
===============================================================================================================

Dividends per share                                                $ .05                                $ .05
===============================================================================================================

Average shares outstanding                                    14,023,000                           14,016,000
===============================================================================================================

See Accompanying Notes to Consolidated Financial Statements.

                        HANDY & HARMAN AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (thousands of dollars)

                                                                               March 31, 1994                December 31, 1993
                                                                                 (unaudited)
- - ------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash                                                                             $   2,573                         $   3,320
  Receivables (Note b)                                                               128,618                           127,743
  Refundable income taxes                                                                500                               500
  Inventories - at cost (Note d)                                                      87,953                            88,692
  Prepaid expenses and deposits                                                       10,029                             9,946
  Current assets of discontinued
   operations (net)                                                                    1,741                             2,999
- - ------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                 231,414                           233,200
- - ------------------------------------------------------------------------------------------------------------------------------

Investment in 50% or less-owned
  companies                                                                            1,873                             1,824

Property, plant and equipment -
  at cost                                                                            252,173                           249,384
  Less accumulated depreciation
      and amortization                                                               146,234                           143,164
- - ------------------------------------------------------------------------------------------------------------------------------
                                                                                     105,939                           106,220

Prepaid retirement costs (net)                                                        44,440                            43,627
Intangibles, net of amortization                                                       1,117                             1,120
Deferred charges                                                                       1,787                             1,696
Other assets                                                                           1,706                             1,518
Noncurrent assets of discontinued
  operations                                                                          23,700                            23,714
- - ------------------------------------------------------------------------------------------------------------------------------
                                                                                   $ 411,976                         $ 412,919
==============================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term borrowings                                                            $  49,000                         $  28,000
  Current maturities of long-term debt                                                 7,000                             7,000
  Accounts payable                                                                    44,749                            53,739
  Advances from smelter                                                                7,625                             8,935
  Other current liabilities                                                           23,416                            23,619
- - ------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                            131,790                           121,293
- - ------------------------------------------------------------------------------------------------------------------------------

Long-term debt, less current maturities                                              173,772                           188,750
Deferred income taxes                                                                 11,245                            11,276

Shareholders' equity:
  Common stock - par value $1; 60,000,000
   shares authorized; 14,611,432 shares
   issued                                                                             14,611                            14,611
  Capital surplus                                                                     11,607                            11,296
  Retained earnings                                                                   74,166                            70,414
  Foreign currency translation adjustment                                             (1,033)                             (951)
- - ------------------------------------------------------------------------------------------------------------------------------
                                                                                      99,351                            95,370
Less:  Treasury stock 587,652 shares -
        1994 and 588,252 shares - 1993 at
        cost                                                                           3,767                             3,770
         Unearned compensation                                                           415                               --
- - ------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                            95,169                            91,600
- - ------------------------------------------------------------------------------------------------------------------------------
                                                                                   $ 411,976                         $ 412,919
==============================================================================================================================

See Accompanying Notes to Consolidated Financial Statements.

                        HANDY & HARMAN AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        (Unaudited-thousands of dollars)


                                                                                       Increase (Decrease) in Cash
                                                                                            Three Months Ended
                                                                               --------------------------------------------
                                                                               March 31, 1994               March 31, 1993
- - ---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                                        $ 4,453                       $ 3,702
   Adjustments to reconcile net income
     to net cash provided (used) by
     operating activities:
      Depreciation and amortization                                                    3,800                         4,171
      Provision for doubtful accounts                                                    210                           186
      (Gain) loss on disposal of property,
     plant and equipment                                                                 --                             (6)
      Net retirement cost                                                               (813)                         (500)
      Equity in earnings of 50%
        or less-owned companies                                                          (56)                          (42)
      Earned compensation - 1988 long-term
        incentive and outside director
        stock option plans                                                                56                            56
      Changes in assets and liabilities:
        Accounts receivable                                                           (1,086)                        4,288
        Inventories                                                                      739                        (5,595)
        Prepaid expenses                                                                 (82)                         (603)
        Deferred charges and other assets                                               (438)                          (18)
        Accounts payable and other current
         liabilities                                                                  (8,021)                        3,477
        Advances from smelter                                                         (1,310)                          --
        Deferred income taxes                                                            (31)                          884
- - ---------------------------------------------------------------------------------------------------------------------------
         Net cash (used) provided by
         operating activities                                                         (2,579)                       10,000
- - ---------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from sale of property, plant
      and equipment                                                                       42                         1,267
   Capital expenditures                                                               (3,481)                       (3,104)
- - ---------------------------------------------------------------------------------------------------------------------------
         Net cash (used) by investing
           activities                                                                 (3,439)                       (1,837)
- - ---------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Short-term borrowings                                                              21,000                       (22,500)
   Current maturities of long-term debt                                                  --                              6
   Increase (decrease) in long-term debt                                             (14,978)                       14,785
   Dividends paid                                                                       (701)                         (700)
- - ---------------------------------------------------------------------------------------------------------------------------
         Net cash (used) provided by
         financing activities                                                          5,321                        (8,409)
- - ---------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on
  net cash                                                                               (50)                          (20)
- - ---------------------------------------------------------------------------------------------------------------------------
Net change in cash                                                                      (747)                         (266)
Cash at beginning of year                                                              3,320                         2,812
- - ---------------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                                $ 2,573                       $ 2,546
- - ---------------------------------------------------------------------------------------------------------------------------

See Accompanying Notes to Consolidated Financial Statements.

                        HANDY & HARMAN AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



a. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to a fair statement of the results for the interim periods.

b. Accounts receivable at March 31, 1994 and December 31, 1993 is comprised as follows (in thousands):


                                                               March 31, 1994                 December 31, 1993
                                                                  (Unaudited)
- - ---------------------------------------------------------------------------------------------------------------
         Trade accounts                                            $  80,150                        $  70,761
         Notes                                                           203                              221
         Allowance for doubtful accounts                              (3,782)                          (3,721)
- - ---------------------------------------------------------------------------------------------------------------
                                                                      76,571                           67,261

         Sales of precious metals
            for future delivery                                       52,047                           60,482
- - ---------------------------------------------------------------------------------------------------------------
                                                                   $ 128,618                        $ 127,743
===============================================================================================================



c. Inventories at March 31, 1994 and December 31, 1993 is comprised as follows (in thousands):



                                                               March 31, 1994                 December 31, 1993
                                                                  (unaudited)
- - ---------------------------------------------------------------------------------------------------------------
         Precious metals:
            Fine and fabricated metals in
               various stages of completion                         $ 39,242                         $ 38,879
         Non-precious metals:
            Base metals, factory supplies
               and raw materials                                      24,277                           25,635
            Work in process                                           15,618                           14,893
            Finished goods                                             8,816                            9,285
- - ---------------------------------------------------------------------------------------------------------------
                                                                    $ 87,953                         $ 88,692
===============================================================================================================


         Lifo inventory - the excess of period end market value over Lifo cost was $151,865,000 at March 31, 1994 and $141,273,000 at December 31,
         1993.

d. These statements should be read in conjunction with the Summary of Significant Accounting Policies and notes contained in the registrant's Annual Report (Form 10-K for the year ending December 31,
         1993).

e. In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Company had adopted this standard in 1993, the cumulative effect of which is a benefit of $576,000 or $ .04 per share recorded in first quarter of 1993.

                        HANDY & HARMAN AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



f. The following table presents certain selected financial data by industry segment (expressed in thousands of dollars) for the three months ended March 31, 1994 and 1993:



                                                                             Three Months Ended
                                                              ------------------------------------------------
                                                              March 31, 1994                   March 31, 1993
- - --------------------------------------------------------------------------------------------------------------
         Sales and service revenues:
         Precious metals                                            $100,707                         $ 72,505
         Automotive (OEM)                                             46,809                           42,273
         Wire/Tubing                                                  37,621                           35,855
         Other non-precious
            metal businesses                                           3,594                            7,176
- - --------------------------------------------------------------------------------------------------------------
         Total                                                      $188,731                         $157,809
==============================================================================================================

         Profit contribution before
            unallocated expenses:

         Precious metals                                            $  3,191                         $  1,638
         Automotive (OEM)                                              4,585                            4,507
         Wire/Tubing                                                   3,525                            4,070
         Other non-precious
            metal businesses                                             425                              (41)
- - --------------------------------------------------------------------------------------------------------------
         Total                                                        11,726                           10,174

         General corporate expenses                                     (450)                            (500)
         Interest expense (net)                                       (3,643)                          (4,411)
- - --------------------------------------------------------------------------------------------------------------
         Income from continuing
            operations before taxes                                 $  7,633                         $  5,263
==============================================================================================================

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations

Liquidity and Capital Resources

         The Company's precious metal inventories, consisting principally of gold and silver, may be considered as an equivalent to cash. Furthermore, these precious metals inventories which are stated in the balance sheet at LIFO cost have a market value substantially in excess of such cost. It is the Company's policy to obtain funds necessary to finance inventories and receivables from various banks under commercial lines of credit.
         Trade accounts receivable resulting from sales of fabricated precious metals are financed primarily by bank borrowings. Fluctuations in the market prices of gold and silver have a direct effect on the dollar volume of sales and the corresponding amount of customer receivables. In addition, receivables resulting from sales of precious metals for future delivery are also financed by bank borrowings. The Company adjusts the level of its short-term borrowings and credit facilities from time to time in accordance with its borrowing needs for receivables, as well as other working capital items, and maintains bank lines of credit well in excess of anticipated requirements. The Company has a credit facility with twelve banks which provides $161,250,000 for a three year period (extended an additional year in 1993) and $53,750,000 for 364 days, of which $139,000,000 was utilized at March 31, 1994. The Company also has arrangements for $50,000,000 of long-term borrowings maturing in 2002. The proceeds are currently used to reduce portions of the previously mentioned credit facility.
         The Company's program to expand productive capacity through acquisition of new businesses and expenditures for new property, plant and equipment will continue to be financed with internally generated funds and long-term debt, if necessary.
         The Company's foreign operations consist of four wholly owned subsidiaries, (one in Canada, two in the United Kingdom and one in Mexico), and three equity investments (one in Asia, one in Mexico and one in Brazil). Substantially all unremitted earnings of such entities are free from legal or contractual restrictions.

Comparison of First Quarter of 1994 vs. First Quarter of 1993

         Sales for the precious metals segment increased $28,202,000 (39%). Sales of refined metal in bullion form increased from $16,350,000 in 1993 to $33,427,000 in 1994. The profit margin on this business is less than the margins on fabricated products. The average price for gold was $384.46 per ounce and the average price for silver was $5.29 per ounce representing increases of 17% for gold and 45% for silver from the first quarter of 1993. The profit contribution (pre-tax income before deducting interest and corporate expenses) increased $1,553,000 (95%) for this segment primarily due to new product sales to the telecommunications industry. The introduction of new products as well as continued improvement in refinery earnings should enhance the profit contribution for this segment for the balance of this year.
         The automotive (OEM) segment sales increased $4,536,000 (11%) and the profit contribution increased $78,000 (2%). Continued strength in the automotive industry's North American production rate should maintain this level of operating performance in the next quarter. Maintaining this same level of performance in the second half of 1994 is not anticipated.
         Sales for the wire/tubing segment increased $1,766,000 (5%) primarily due to volume increases in wire. The profit contribution decreased $545,000 (13%) primarily due to reduced levels of fabricated tubular sales to the medical industry. Although the wire/tubing segment's profit contribution was in a decline for the quarter, it is anticipated this segment will strengthen over the balance of the year.
         In the other non-precious metal segment, sales decreased $3,582,000 (50%) primarily due to the sale of three subsidiaries in 1993, however, profit contribution increased $466,000 due to the elimination of operating losses associated with the sold subsidiaries.
         Interest expense decreased $768,000 (17%) primarily due to lower effective interest rates in 1994 partially offset by higher borrowings.
         The effective income tax rate was 41.7% for 1994 and 40.6% for 1993.

                           PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

         Reference is made to the Company's Form 10-K Annual Report for the year ended December 31, 1993, and to the proceedings described therein under Part I, Item 3. Legal Proceedings.


Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits as required by Item 601 of Regulation S-K:
               None required.

         (b)   Reports on Form 8-K:
               None filed during the quarter for which this report is submitted.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  HANDY & HARMAN
                                  ------------------------------
                                  (Registrant)




Date: May 12, 1994                J.M. McLoone /s/
      ------------                ------------------------------
                                  J.M. McLoone, Vice President -
                                  Financial Services





Date: May 12, 1994                D.C. Kelly /s/
      ------------                ------------------------------
                                  D.C. Kelly - Controller