Form 10-Q
period 1994-06-30
HANDY & HARMAN
filed 1994-08-09
CIK 45333

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q


/x/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the period ended             June 30, 1994
                     ----------------------------------------------------------

                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from ______________________ to ______________

Commission File Number:              1-5365
                       --------------------------------------------------------

                                HANDY & HARMAN
- - -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        STATE OF NEW YORK                                     13-5129420
- - -------------------------------------------------------------------------------
         (State or other jurisdiction of                  (I.R.S. Employer
          incorporation or organization)                Identification No.)

        250 Park Avenue, New York, New York                      10177
- - -------------------------------------------------------------------------------
 (Address of principal executive offices)                     (Zip code)

                                (212) 661-2400
- - -------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

- - -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last year.)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                          Yes  X         No
                                                             -----          ----

The number of shares of issuer's Common Stock, par value $1.00 per share outstanding as of August 8, 1994 was 14,062,380.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        HANDY & HARMAN AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
               (unaudited-thousands of dollars except per share)

                                                      Three Months Ended                                 Six Months Ended
                                              ---------------------------------------         -------------------------------------
                                              June 30, 1994             June 30, 1993         June 30, 1994           June 30, 1993
- - -----------------------------------------------------------------------------------------------------------------------------------
Sales and service revenues                         $199,732                  $161,991              $388,463              $319,800

Cost of sales and services                          171,207                   138,210               334,037               271,623
- - -----------------------------------------------------------------------------------------------------------------------------------
Gross profit                                         28,525                    23,781                54,426                48,177
Selling, general and
   administrative expenses                           15,604                    14,145                30,264                28,875
- - -----------------------------------------------------------------------------------------------------------------------------------
Income from operations                               12,921                     9,636                24,162                19,302
- - -----------------------------------------------------------------------------------------------------------------------------------
Other deductions (income):
   Interest expense-net                               4,166                     4,189                 7,809                 8,600
   Other net                                             64                      (162)                   29                  (170)
- - -----------------------------------------------------------------------------------------------------------------------------------
                                                      4,230                     4,027                 7,838                 8,430
- - -----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes and
   cumulative effect of accounting change             8,691                     5,609                16,324                10,872

Income tax provision                                  3,620                     2,277                 6,800                 4,414
- - -----------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect
   of accounting change                               5,071                     3,332                 9,524                 6,458
Cumulative effect of accounting
   change                                                --                       --                     --                   576
- - -----------------------------------------------------------------------------------------------------------------------------------
   Net Income                                      $  5,071                  $  3,332              $  9,524              $  7,034
===================================================================================================================================
Earnings per share before cumulative
   effect of accounting change                        $ .36                     $ .24                 $ .68                 $ .46
Cumulative effect of accounting
   change per share                                      --                       --                     --                   .04
- - -----------------------------------------------------------------------------------------------------------------------------------
Earnings per share                                    $ .36                     $ .24                 $ .68                 $ .50
===================================================================================================================================
Dividends per share                                   $ .10                     $ .10                 $ .15                 $ .15
===================================================================================================================================
Average shares outstanding                       14,044,000                14,021,000            14,035,000            14,018,000
===================================================================================================================================

See Accompanying Notes to Consolidated Financial Statements.

                        HANDY & HARMAN AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (thousands of dollars)

                                                                                June 30, 1994                December 31, 1993
                                                                                 (unaudited)
- - -----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash                                                                             $      751                         $   3,320
  Receivables (Note b)                                                                151,194                           127,743
  Refundable income taxes                                                               --                                  500
  Inventories - at cost (Note c)                                                       88,497                            88,692
  Prepaid expenses and deposits                                                        11,316                             9,946
  Current assets of discontinued operations (net)                                       1,096                             2,999
- - -----------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                  252,854                           233,200
- - -----------------------------------------------------------------------------------------------------------------------------------

Investment in 50% or less-owned companies                                               1,920                             1,824

Property, plant and equipment - at cost                                               256,278                           249,384
  Less accumulated depreciation and amortization                                      149,733                           143,164
- - -----------------------------------------------------------------------------------------------------------------------------------
                                                                                      106,545                           106,220

Prepaid retirement costs (net)                                                         45,252                            43,627
Intangibles, net of amortization                                                        1,098                             1,120
Deferred charges                                                                        1,533                             1,696
Other assets                                                                            1,659                             1,518
Noncurrent assets of discontinued operations                                           23,614                            23,714
- - -----------------------------------------------------------------------------------------------------------------------------------
                                                                                     $434,475                          $412,919
===================================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term borrowings                                                             $  48,500                         $  28,000
  Current maturities of long-term debt                                                  7,000                             7,000
  Accounts payable                                                                     49,584                            53,739
  Advances from smelter                                                                12,452                             8,935
  Other current liabilities                                                            27,467                            23,619
- - -----------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                             145,003                           121,293
- - -----------------------------------------------------------------------------------------------------------------------------------
Long-term debt, less current maturities                                               178,770                           188,750
Deferred income taxes                                                                  11,286                            11,276

Shareholders' equity:
  Common stock - par value $1; 60,000,000
   shares authorized; 14,611,432 shares issued                                         14,611                            14,611
  Capital surplus                                                                      11,683                            11,296
  Retained earnings                                                                    77,831                            70,414
  Foreign currency translation adjustment                                                (790)                             (951)
- - -----------------------------------------------------------------------------------------------------------------------------------
                                                                                      103,335                            95,370
Less:  Treasury stock 549,052 shares - 1994
       and 588,252 shares - 1993 at cost                                                3,573                             3,770
       Unearned compensation                                                              346                               --
- - -----------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                             99,416                            91,600
- - -----------------------------------------------------------------------------------------------------------------------------------
                                                                                    $ 434,475                         $ 412,919
===================================================================================================================================

See Accompanying Notes to Consolidated Financial Statements.

                        HANDY & HARMAN AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        (Unaudited-thousands of dollars)


                                                                                        Increase (Decrease) in Cash
                                                                                             Six Months Ended
                                                                               -----------------------------------------------
                                                                                June 30, 1994                June 30, 1993
- - -----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                                         $ 9,524                     $ 7,034
   Adjustments to reconcile net income
   to net cash provided (used) by operating activities:
      Depreciation and amortization                                                     7,642                       8,135
      Provision for doubtful accounts                                                     544                         528
      (Gain) loss on disposal of property, plant
         and equipment                                                                     60                          27
      Net retirement cost                                                              (1,625)                     (1,690)
      Equity in earnings of 50%
        or less-owned companies                                                           (90)                        (94)
      Earned compensation - 1988 long-term incentive
        and outside director stock option plans                                           128                         112
      Changes in assets and liabilities:
        Accounts receivable                                                           (23,996)                    (10,452)
        Refundable income taxes                                                           500                         --
        Inventories                                                                       195                      (6,488)
        Prepaid expenses                                                               (1,446)                       (614)
        Deferred charges and other assets                                                (239)                       (716)
        Accounts payable and other current liabilities                                  1,161                      16,660
        Advances from smelter                                                           3,517                         --
        Deferred income taxes                                                              10                       2,568
- - -----------------------------------------------------------------------------------------------------------------------------------
         Net cash (used) provided by
         operating activities                                                          (4,115)                     15,010
- - -----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from sale of property, plant
      and equipment                                                                        21                       1,389
   Capital expenditures                                                                (7,586)                     (7,124)
   Investment in 50% or less owned companies                                              --                         (229)
- - -----------------------------------------------------------------------------------------------------------------------------------
         Net cash used by investing activities                                         (7,565)                     (5,964)
- - -----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Short-term borrowings                                                               20,500                     (22,500)
   Current maturities of long-term debt                                                   --                          (49)
   Increase (decrease) in long-term debt                                               (9,980)                     14,730
   Dividends paid                                                                      (1,404)                     (1,402)
- - -----------------------------------------------------------------------------------------------------------------------------------
         Net cash (used) provided by
         financing activities                                                           9,116                      (9,221)
- - -----------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on net cash                                                (5)                        (17)
- - -----------------------------------------------------------------------------------------------------------------------------------
Net change in cash                                                                     (2,569)                       (192)
Cash at beginning of year                                                               3,320                       2,812
- - -----------------------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                                $    751                    $  2,620
- - -----------------------------------------------------------------------------------------------------------------------------------

See Accompanying Notes to Consolidated Financial Statements.

                        HANDY & HARMAN AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



a. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to a fair statement of the results for the interim periods.

b. Accounts receivable at June 30, 1994 and December 31, 1993 is comprised as follows (in thousands):


                                                                June 30, 1994                 December 31, 1993
                                                                  (Unaudited)
- - -----------------------------------------------------------------------------------------------------------------------------------
         Trade accounts                                              $ 89,067                         $ 70,761
         Notes                                                            163                              221
         Allowance for doubtful accounts                               (3,783)                          (3,721)
- - -----------------------------------------------------------------------------------------------------------------------------------
                                                                       85,447                           67,261

         Sales of precious metals
            for future delivery                                        65,747                           60,482
- - -----------------------------------------------------------------------------------------------------------------------------------
                                                                     $151,194                         $127,743
===================================================================================================================================



c. Inventories at June 30, 1994 and December 31, 1993 is comprised as follows (in thousands):



                                                                June 30, 1994                 December 31, 1993
                                                                   (unaudited)
- - -----------------------------------------------------------------------------------------------------------------------------------
         Precious metals:
            Fine and fabricated metals in
               various stages of completion                          $ 40,726                       $ 38,879
         Non-precious metals:
            Base metals, factory supplies
               and raw materials                                       24,300                         25,635
            Work in process                                            16,192                         14,893
            Finished goods                                              7,279                          9,285
- - -----------------------------------------------------------------------------------------------------------------------------------
                                                                     $ 88,497                       $ 88,692
===================================================================================================================================


         Lifo inventory - the excess of period end market value over Lifo cost was $145,646,000 at June 30, 1994 and $141,273,000 at December 31,
         1993.

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

f. In 1994 and 1993, the third quarter dividend, in the amount of $.05 was declared in the second quarter to be paid in the third quarter.

                        HANDY & HARMAN AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



g. The following table presents certain selected financial data by industry segment (expressed in thousands of dollars) for the three months ended and six months ended June 30, 1994 and 1993:


                                                         Three Months Ended                            Six Months Ended
                                                -------------------------------------         ------------------------------------
                                                June 30, 1994          June 30, 1993          June 30, 1994        June 30, 1993
- - -----------------------------------------------------------------------------------------------------------------------------------
         Sales and service revenues:
         Precious metals                             $110,291               $ 76,923               $210,998            $149,428
         Automotive (OEM)                              47,540                 42,054                 94,349              84,327
         Wire/Tubing                                   38,198                 35,427                 75,819              71,282
         Other non-precious
            metal businesses                            3,703                  7,587                  7,297              14,763
- - -----------------------------------------------------------------------------------------------------------------------------------
         Total                                       $199,732               $161,991               $388,463            $319,800
===================================================================================================================================

         Profit contribution before
            unallocated expenses:

         Precious metals                             $  3,623               $  2,119               $  6,814            $  3,757
         Automotive (OEM)                               4,817                  4,656                  9,402               9,163
         Wire/Tubing                                    4,420                  3,456                  7,945               7,526
         Other non-precious
            metal businesses                              447                     67                    872                  26
- - -----------------------------------------------------------------------------------------------------------------------------------
         Total                                         13,307                 10,298                 25,033              20,472

         General corporate expenses                      (450)                  (500)                  (900)             (1,000)
         Interest expense (net)                        (4,166)                (4,189)                (7,809)             (8,600)
- - -----------------------------------------------------------------------------------------------------------------------------------
         Income from continuing
            operations before taxes                  $  8,691               $  5,609               $ 16,324            $ 10,872
===================================================================================================================================

Item 2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

Liquidity and Capital Resources
         The Company's precious metal inventories, consisting principally of gold and silver, may be considered as an equivalent to cash. Furthermore, these precious metals inventories which are stated in the balance sheet at LIFO cost have a market value substantially in excess of such cost. It is the Company's policy to obtain funds necessary to finance inventories and receivables from various banks under commercial lines of credit.
         Trade accounts receivable resulting from sales of fabricated precious metals are financed primarily by bank borrowings. Fluctuations in the market prices of gold and silver have a direct effect on the dollar volume of sales and the corresponding amount of customer receivables. In addition, receivables resulting from sales of precious metals for future delivery are also financed by bank borrowings. The Company adjusts the level of its short-term borrowings and credit facilities from time to time in accordance with its borrowing needs for receivables, as well as other working capital items, and maintains bank lines of credit well in excess of anticipated requirements. The Company has a credit facility with twelve banks which provides $161,250,000 for a three year period (extended an additional year in 1993) and $53,750,000 for 364 days, of which $143,500,000 was utilized at June 30, 1994. The Company also has arrangements for $50,000,000 of long-term borrowings maturing in 2002. The proceeds are currently used to reduce portions of the previously mentioned credit facility.
         The Company's program to expand productive capacity through acquisition of new businesses and expenditures for new property, plant and equipment will continue to be financed with internally generated funds and long-term debt, if necessary.
         The Company's foreign operations consist of four wholly owned subsidiaries, (one in Canada, two in the United Kingdom and one in Mexico), and three equity investments (one in Asia, one in Mexico and one in Brazil). Substantially all unremitted earnings of such entities are free from legal or contractual restrictions.

Comparison of Second Quarter of 1994 vs. Second Quarter of 1993
         Sales for the precious metals segment increased $33,368,000 (43%). Sales of refined metal in bullion form increased from $14,687,000 in 1993 to $40,118,000 in 1994. The profit margin on this business is less than the margins on fabricated products. The average price for gold was $381.66 per ounce and the average price for silver was $5.38 per ounce representing increases of 6% for gold and 26% for silver from the second quarter of 1993. The profit contribution (pre-tax income before deducting interest and corporate expenses) increased $1,504,000 (71%) for this segment primarily due to new product sales in 1994 to the telecommunications industry. This segment's profit contribution for the balance of the year should continue to benefit from the new product sales to the telecommunication industry as well as improvements in the refinery earnings.
         The automotive (OEM) segment sales increased $5,486,000 (13%) and the profit contribution increased $161,000 (3%). This segment's level of operating performance was maintained due to the continued overall strength of the North American automotive industry. While maintaining the same level of performance in the second half is not anticipated, this segment's profit contribution is expected to exceed that of 1993's second half.
         Sales for the wire/tubing segment increased $2,771,000 (8%) and the profit contribution increased $964,000 (28%) primarily due to sales to the telecommunications industry. The second half sales to the telecommunication industry by this segment have historically been below those of the first half of each year, however, we expect increased sales to the medical industry in the second half which should contribute to maintaining this segment's current operating performance.
         In the other non-precious metal segment, sales decreased $3,884,000 (51%) primarily due to the sale of three subsidiaries in 1993, however, profit contribution increased $380,000 due to the elimination of operating losses associated with these subsidiaries as well as increased sales to the natural gas industry by this segment's remaining unit.
         The effective income tax rate was 41.7% for 1994 and 40.6% for 1993.

Comparison of Six Months of 1994 vs. Six Months of 1993
         Sales for the precious metals segment increased $61,570,000 (41%). Sales of refined metal in bullion form increased from $31,037,000 in 1993 to $73,545,000. The profit margin on this business is less than the margins on fabricated products. The average price for gold was $383.16 per ounce and the average price for silver was $5.33, representing increases of 11% for gold and 35% for silver from the six months of the previous year. The profit contribution increased $3,057,000 (81%) as previously discussed in the quarterly analysis.
         The automotive (OEM) segment sales increased $10,022,000 (12%) and the profit contribution increased $239,000 (3%) as previously discussed in the quarterly analysis.
         Sales for the wire/tubing segment increased $4,537,000 (6%) and the profit contribution increased $419,000 (6%) as previously discussed in the quarterly analysis.
         In the other non-precious metals segment sales decreased $7,466,000 (51%) and the profit contribution increased $846,000 as previously discussed in the quarterly analysis.
         Interest expense decreased $791,000 (9%) primarily due to lower effective interest rates in 1994.
         The effective income tax rate was 41.7% for 1994 and 40.6% for 1993.

                           PART II  OTHER INFORMATION

Item 1.     Legal Proceedings
            Reference is made to the Company's Form 10-K Annual Report for the year ended December 31, 1993, and to the proceedings described therein under Part I, Item 3. Legal Proceedings and under Part II,
            Item I. Legal Proceedings of the Company's Form 10-Q for the quarter ended March 31, 1994. With respect to the Palmer Well Fields, this matter has been settled by agreement among parties without materially adversely affecting the financial position of the Company.

Item 4.     Submission of Matters to a Vote of Security Holders
            At the Company's Annual Meeting of Shareholders held May 10, 1994, the shareholders representing 12,017,430 shares voted to elect the eight nominated Directors and to ratify the appointment of KPMG Peat Marwick as the Company's auditors. The votes were as follows:

                               Votes              Votes               Votes                                    Brokers
                                For              Against             Withheld           Abstentions           Non-Votes
- - -----------------------------------------------------------------------------------------------------------------------------------
DIRECTORS

 C.A. Abramson               11,726,520              0                290,910                 --                  --
 R.E. Cornelia               11,727,239              0                290,191                 --                  --
 R.N. Daniel                 11,726,496              0                290,934                 --                  --
 G.G. Garbacz                11,726,139              0                291,291                 --                  --
 F.E. Grzelecki              11,715,906              0                301,524                 --                  --
 G.M. Nichols                11,712,179              0                305,251                 --                  --
 H.P. Sotos                  11,726,478              0                290,952                 --                  --
 L.M. Woods*                 11,715,350              0                302,080                 --                  --


AUDITORS                     11,943,412           55,644                  0                  18,374                0

* L.M. WOODS RESIGNED AS OF JUNE 15, 1994


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



                                        HANDY & HARMAN
                                        ------------------------------
                                        (Registrant)




Date: August 9, 1994                    J.M. McLoone /s/
      --------------                    ------------------------------
                                        J.M. McLoone, Vice President -
                                        Financial Services





Date: August 9, 1994                    D.C. Kelly /s/
      --------------                    ------------------------------
                                        D.C. Kelly - Controller