Form 10-Q
period 1994-09-30
HANDY & HARMAN
filed 1994-11-14
CIK 45333

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q


/x/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended          September 30, 1994
                    -------------------------------------------------------

                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                        to
                               ----------------------    --------------

Commission File Number:              1-5365
                       ------------------------------------------------

                                 HANDY & HARMAN
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

        STATE OF NEW YORK                               13-5129420
- -----------------------------------------------------------------------
         (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)         Identification No.)

        250 Park Avenue, New York, New York               10177
- -----------------------------------------------------------------------
  (Address of principal executive offices)              (Zip code)

                                  (212) 661-2400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


       ---------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last year.)

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

The number of shares of issuer's Common Stock, par value $1.00 per share outstanding as of November 9, 1994 was 14,063,380.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        HANDY & HARMAN AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
               (unaudited-thousands of dollars except per share)



                                                     Three Months Ended                            Nine Months Ended
                                           ------------------------------------         -------------------------------------
                                           Sept 30, 1994          Sept 30, 1993         Sept 30, 1994           Sept 30, 1993
- -----------------------------------------------------------------------------------------------------------------------------
Sales and service revenues                     $194,743                $162,017              $583,206                $481,817
Cost of sales and service                       169,183                 143,439               503,220                 415,062
- -----------------------------------------------------------------------------------------------------------------------------
Gross profit                                     25,560                  18,578                79,986                  66,755
- -----------------------------------------------------------------------------------------------------------------------------
Selling, general and
  administrative expenses                        15,528                  11,989                45,792                  40,864
- -----------------------------------------------------------------------------------------------------------------------------
Income from operations                           10,032                   6,589                34,194                  25,891
- -----------------------------------------------------------------------------------------------------------------------------
Other deductions (income):
  Interest expense-net                            3,815                   3,796                11,624                  12,396
  Other (net)                                       240                   2,428                   269                   2,258
- -----------------------------------------------------------------------------------------------------------------------------
                                                  4,055                   6,224                11,893                  14,654
- -----------------------------------------------------------------------------------------------------------------------------
Income before taxes on
  income                                          5,977                     365                22,301                  11,237
Income tax provision                              2,500                     152                 9,300                   4,566
- -----------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect
  of accounting change                            3,477                     213                13,001                   6,671
Cumulative effect of accounting
  change                                            --                       --                   --                      576
- -----------------------------------------------------------------------------------------------------------------------------
Net Income                                     $  3,477                $    213              $ 13,001                $  7,247
=============================================================================================================================

Earnings per share before cumulative
  effect of accounting change                      $ .25                  $ .02                 $ .93                   $ .48
Cumulative effect of accounting
  change per share                                    --                     --                    --                     .04
- -----------------------------------------------------------------------------------------------------------------------------
Earnings per share                                 $ .25                  $ .02                 $ .93                   $ .52
=============================================================================================================================

Dividends per share                                $ --                   $  --                 $ .15                   $ .15
=============================================================================================================================

Average shares outstanding                   14,063,000              14,023,000            14,043,000              14,020,000
=============================================================================================================================


See Accompanying Notes to Consolidated Financial Statements.

                        HANDY & HARMAN AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (thousands of dollars)

                                                                                Sept 30, 1994                December 31, 1993
                                                                                 (unaudited)
- ------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash                                                                             $   5,013                         $   3,320
  Receivables (Note b)                                                               113,708                           127,743
  Refundable income taxes                                                               --                                 500
  Inventories - at cost (Note c)                                                      88,313                            88,692
  Prepaid expenses and deposits                                                       10,808                             9,946
  Current assets of discontinued operations (net)                                        467                             2,999
- ------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                 218,309                           233,200
- ------------------------------------------------------------------------------------------------------------------------------

Investment in 50% or less owned companies                                              2,200                             1,824

Property, plant and equipment - at cost                                              270,908                           249,384
  Less accumulated depreciation and amortization                                     156,158                           143,164
- ------------------------------------------------------------------------------------------------------------------------------
                                                                                     114,750                           106,220

Prepaid retirement costs (net)                                                        46,065                            43,627
Intangibles, net of amortization                                                      23,018                             1,120
Deferred charges                                                                       3,076                             1,696
Other assets                                                                           1,643                             1,518
Noncurrent assets of discontinued operations                                          23,551                            23,714
- ------------------------------------------------------------------------------------------------------------------------------
                                                                                    $432,612                          $412,919
==============================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term borrowings                                                            $  15,000                         $  28,000
  Current maturities of long-term debt                                                 7,000                             7,000
  Accounts payable                                                                    76,868                            53,739
  Advances from smelter                                                                8,282                             8,935
  Other current liabilities                                                           25,245                            23,619
- ------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                            132,395                           121,293
- ------------------------------------------------------------------------------------------------------------------------------

Long-term debt, less current maturities                                              185,760                           188,750
Deferred income taxes                                                                 11,299                            11,276

Shareholders' equity:
  Common stock - par value $1; 60,000,000
   shares authorized; 14,611,432 shares                                               14,611                            14,611
  Capital surplus                                                                     11,691                            11,296
  Retained earnings                                                                   81,308                            70,414
  Foreign currency translation adjustment                                               (608)                             (951)
- ------------------------------------------------------------------------------------------------------------------------------
                                                                                     107,002                            95,370
Less:  Treasury stock 548,052 shares - 1994
         and 588,252 shares - 1993 at cost                                             3,568                             3,770
         Unearned compensation                                                           276                               --
- ------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                           103,158                            91,600
- ------------------------------------------------------------------------------------------------------------------------------
                                                                                   $ 432,612                         $ 412,919
==============================================================================================================================

See Accompanying Notes to Consolidated Financial Statements.

                        HANDY & HARMAN AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        (Unaudited-thousands of dollars)

                                                                                        Increase (Decrease) in Cash
                                                                                             Nine Months Ended
                                                                                ------------------------------------------
                                                                                Sept 30, 1994                Sept 30, 1993
- --------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                                       $ 13,001                       $ 7,247
   Adjustments to reconcile net income
    to net cash provided (used) by operating activities:
      Depreciation and amortization                                                   11,376                        11,919
      Provision for doubtful accounts                                                    587                           612
      Provision for sale of business units                                               --                          2,800
      (Gain) loss on disposal of property, plant
         and equipment                                                                    62                           131
      Net retirement cost                                                             (2,438)                       (2,845)
      Equity in earnings of 50%
        or less-owned companies                                                         (267)                          (49)
      Earned compensation - 1988 long-term incentive
        and outside director stock option plans                                          185                           168
      Changes in assets and liabilities:
        Accounts receivable                                                           16,410                        (2,248)
        Refundable income taxes                                                          500                           --
        Inventories                                                                    1,167                        (7,961)
        Prepaid expenses                                                                (825)                        1,160
        Deferred financing costs                                                      (1,886)                          --
        Deferred charges and other assets                                                 39                          (276)
        Accounts payable and accrued liabilities                                      22,990                        13,230
        Deferred income tax                                                               23                         2,727
- --------------------------------------------------------------------------------------------------------------------------
         Net cash provided by
          operating activities                                                        60,924                        26,615
- --------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from sale of property, plant
      and equipment                                                                       29                           426
   Capital expenditures                                                              (12,170)                      (11,032)
   Divestitures, net of cash sold                                                        --                          2,123
   Investment in 50% or less owned companies                                             --                           (229)
   Acquisition, net of cash acquired                                                 (25,568)                          --
   Net investing activities of discontinued
      operations                                                                         500                           --
- --------------------------------------------------------------------------------------------------------------------------
         Net cash used by
          investing activities                                                       (37,209)                       (8,712)
- --------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Short-term borrowings                                                             (13,000)                      (22,500)
   Current maturities of long-term debt                                                  --                            (83)
   Increase (decrease) in long-term debt                                              (6,911)                        5,711
   Dividends paid                                                                     (2,107)                       (2,103)
- --------------------------------------------------------------------------------------------------------------------------
         Net cash used by
          financing activities                                                       (22,018)                      (18,975)
- --------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on net cash                                               (4)                          (26)
- --------------------------------------------------------------------------------------------------------------------------
Net change in cash                                                                     1,693                        (1,098)
Cash at beginning of year                                                              3,320                         2,812
- --------------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                               $  5,013                       $ 1,714
- --------------------------------------------------------------------------------------------------------------------------

See Accompanying Notes to Consolidated Financial Statements.

                        HANDY & HARMAN AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



a. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to a fair statement of the results for the interim periods.

b. Accounts receivable at September 30, 1994 and December 31, 1993 is comprised as follows (in thousands):

                                                                Sept 30, 1994                 December 31, 1993
                                                                -------------                 -----------------
                                                                  (Unaudited)

         Trade accounts                                             $104,742                         $ 70,761
         Notes                                                           144                              221
         Allowance for doubtful accounts                              (3,454)                          (3,721)
         ----------------------------------------------------------------------------------------------------
                                                                     101,432                           67,261
         Sales of precious metals
            for future delivery                                       12,276                           60,482
         ----------------------------------------------------------------------------------------------------
                                                                    $113,708                         $127,743
         ====================================================================================================

c. Inventories at September 30, 1994 and December 31, 1993 is comprised as follows (in thousands):


                                                                Sept 30, 1994               December 31, 1993
                                                                -------------               -----------------
                                                                  (Unaudited)

         Precious metals:
            Fine and fabricated metals in
               various stages of completion                         $ 38,149                         $ 38,879
         Non-precious metals:
            Base metals, factory supplies
               and raw materials                                      23,497                           25,635
            Work in process                                           18,611                           14,893
            Finished goods                                             8,056                            9,285
         ----------------------------------------------------------------------------------------------------
                                                                    $ 88,313                         $ 88,692
         ====================================================================================================

         Lifo inventory - the excess of period end market value over Lifo cost was $152,104,000 at September 30, 1994 and $141,273,000 at December
         31, 1993.

d. These statements should be read in conjunction with the Summary of Significant Accounting Policies and notes contained in the registrant's Annual Report (Form 10-K for the year ending December 31,
         1993).

e. In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Company has adopted this standard in 1993, the cumulative effect of which is a benefit of $576,000 or $ .04 per share recorded in the first quarter of 1993.

f. In 1994 and 1993, the third quarter dividend, in the amount of $.05 was declared in the second quarter to be paid in the third quarter.

                        HANDY & HARMAN AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



g. The following table presents certain selected financial data by industry segment (expressed in thousands of dollars) for the three months ended and nine months ended September 30, 1994 and 1993:




                                                     Three Months Ended                              Nine Months Ended
                                           -----------------------------------             ------------------------------------
                                           Sept 30, 1994         Sept 30, 1993             Sept 30, 1994          Sept 30, 1993
         ----------------------------------------------------------------------------------------------------------------------
         Sales and service revenues:
         Precious metals                       $110,278              $ 91,129                  $321,276                $240,557
         Automotive (OEM)                        41,906                32,436                   136,255                 116,763
         Wire/Tubing                             38,542                32,507                   114,361                 103,789
         Other non-precious
           metal businesses                       4,017                 5,945                    11,314                  20,708
         ----------------------------------------------------------------------------------------------------------------------
         Total                                 $194,743              $162,017                  $583,206                $481,817
         ======================================================================================================================

         Profit contribution before
          unallocated expenses:

         Precious metals                       $  3,589              $  3,534                  $ 10,403                $  7,291
         Automotive (OEM)                         2,194                   765                    11,596                   9,928
         Wire/Tubing                              3,863                 2,855                    11,808                  10,381
         Other non-precious
            metal businesses                        596                (2,543)                    1,468                  (2,517)
         ----------------------------------------------------------------------------------------------------------------------
         Total                                   10,242                 4,611                    35,275                  25,083

         General corporate expenses                (450)                 (450)                   (1,350)                 (1,450)
         Interest expense (net)                  (3,815)               (3,796)                  (11,624)                (12,396)
         ----------------------------------------------------------------------------------------------------------------------
         Earnings before income taxes          $  5,977              $    365                  $ 22,301                $ 11,237
         ----------------------------------------------------------------------------------------------------------------------
         ----------------------------------------------------------------------------------------------------------------------




h. On September 9, 1994 the Company acquired 100% of Sumco Inc.'s shares outstanding for $26,000,000. The acquisition has been accounted for as a purchase; accordingly, the purchase price has been allocated to the underlying assets and liabilities based on their respective estimated fair values at the date of acquisition. The preliminary estimated fair value of assets acquired is approximately $11,000,000 and liabilities assumed is $7,000,000. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed was $22,000,000 and is being amortized over a period of 40 years. The results of operations of the acquired company have been included in the Company's results of operations since the date of acquisition.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Liquidity and Capital Resources

         The Company's precious metal inventories, consisting principally of gold and silver, may be considered as an equivalent to cash. Furthermore, these precious metal inventories which are stated in the Balance Sheet at LIFO cost have a market value of $152,104,000 in excess of such cost as of September 30, 1994.

         It is the Company's policy to obtain funds necessary to finance inventories and receivables from various banks under commercial credit facilities. Fluctuations in the market prices of gold and silver have a direct effect on the dollar volume of sales and the corresponding amount of customer receivables resulting from sale of precious metal products. In addition, receivables resulting from the sale of precious metal bullion for future delivery are also financed by bank borrowings. The Company adjusts the level of its credit facilities from time to time in accordance with its borrowing needs for receivables and inventories and maintains bank credit facilities well in excess of anticipated requirements.

         Consistent with other precious metal refining and fabricating companies, some of the Company's gold and silver requirements are furnished by customers and suppliers on a consignment basis. Title to the consigned gold and silver remains with the Consignor; therefore; the value of consigned gold and silver held by the Company is not included in the Company's Balance Sheet. The Company's gold and silver requirements are provided from a combination of owned inventories, precious metals which have been purchased and sold for future delivery and gold and silver received from suppliers and customers on a consignment basis.

         During the third quarter of 1994, the Company finalized $215,000,000 of Revolving Credit Facilities with twenty banks which replaced the existing Credit Facilities dated March 16, 1992. These Credit Facilities provided $161,250,000 for a three year period and $53,750,000 for 364 days. As of September 30, 1994, $102,000,000 was borrowed under the long-term agreement and there were no borrowings under the short-term agreement. In addition to the Revolving Credit Facilities, the banks also provided $250,750,000 of Gold and Silver Fee Consignment Facilities. The Fee Consignment Facility of

$125,375,000 is for a three-year period and the short-term Fee Consignment Facility of $125,375,000 is for 364 days. All gold and silver consigned to the Company pursuant to these Consignment Agreements will be located at the Company's plants in Fairfield, Connecticut and East Providence, Rhode Island. No gold or silver was consigned under these agreements at September 30, 1994.

         The Company's program to expand productive capacity through acquisition of new businesses and expenditures for new property, plant and equipment will continue to be financed with internally generated funds and long-term debt, if necessary.


International Operations

         The Company's foreign operations consist of five subsidiaries, one in Canada, two in the United Kingdom and two in Mexico, and two equity investments in Asia and Brazil. Substantially, all unremitted earnings of such foreign entities are free from legal contractual restrictions.

Comparison of Third Quarter of 1994 vs. Third Quarter of 1993

         Sales for the precious metal segment increased $19,149,000 (21%). Sales of refining outturn, primarily in kilo bar and grain form, increased from $47,792,000 in 1993 to $55,525,000 in 1994. This type of precious metal sales can fluctuate significantly from period to period, however, the profit contribution effect for such fluctuation is minor since the profit margin on these sales is less than the margins on other products in this segment. The average price for gold was $385.39 per ounce and the average price for silver was $5.32 per ounce representing increases of 3% and 14%, respectively, from the third quarter of 1993. The profit contribution (pre-tax income before deducting interest and Corporate expenses) increased $55,000 (2%) due to strong telecommunication industry sales offset by lower sales for other industrial products caused by competitive pressures. Management is focused on improving the profit contribution from this segment by its expansion into the precision industrial electroplating market, as evidenced by the acquisition of Sumco Inc. on September 9, 1994, by expanding capacity at Handy & Harman Electronic Materials Corporation, and by rationalizing its facilities where necessary. Refinery earnings continue to be subject to precious metal price fluctuations as well as its ability to generate foreign earnings.

         The automotive (OEM) segment sales increased $9,470,000 (29%) and the profit contribution increased $1,429,000 (187%) due to the continued strength of the automotive industry which is anticipated to continue for the balance of the year.

         Sales for the wire/tubing segment increased $6,035,000 (19%) due to the improved economy both domestic and European. The profit contribution increased $1,008,000 (35%) due to the increased sales as well as improved manufacturing performance through recent capital investment which increased capacity in both the wire and tubing companies. This segment's current level of operating performance is expected to continue for the balance of the year.

         In the other non-precious metal segment, sales decreased $1,928,000 (32%) primarily due to the sale of three businesses in 1993. Profit contribution increased $3,139,000. Excluding the charge of $2,800,000 in 1993 relating to the sale of Valley Metals, Inc. and New Industrial Techniques, Inc. the profit contribution increased $339,000 primarily due to the increased sales to the natural gas industry by this segment's remaining unit.

         The effective income tax rate was 41.8% for 1994 and 41.6% for 1993.

Comparison of Nine Months of 1994 vs. Nine Months of 1993

         Sales for the precious metals segment increased $80,719,000 (34%). Sales of refining outturn, primarily in kilo bar and grain form, increased from $109,169,000 in 1993 to $158,457,000 in 1994. This type of precious metal sales can fluctuate significantly from period to period, however, the profit contribution effect for such fluctuations is minor since the profit margin on these sales is less than the margins on other products in this segment. The average price of gold was $383.90 per ounce, an increase of 8%, and the average price of silver was $5.33 per ounce, an increase of 27%, from the nine months of the previous year. The profit contribution increased $3,112,000 (43%) primarily due to strong telecommunications industry sales, along with gains in shipments to the electronic, semiconductor and computer industries.

         The automotive (OEM) segment sales increased $19,492,000 (17%) and the profit contribution increased $1,668,000 (17%) as previously discussed in the quarterly analysis.

         Sales for the wire/tubing segment increased $10,572,000 (10%) and the profit contribution increased $1,427,000 (14%) primarily due to the sales to the telecommunications industry, gradual improvement in sales to the medical industry as well as improved manufacturing performance through recent capital investment.

         In the other non-precious metals segment sales decreased $9,394,000 (45%) and the profit contribution increased $3,985,000 as previously discussed in the quarterly analysis as well as the elimination of operating losses associated with the sale of three businesses in 1993.

         Interest expense decreased $772,000 (6%) primarily due to lower effective interest rates in 1994.

         The effective income tax rate, was 41.7% for 1994 and  40.6% for 1993.

                           PART II  OTHER INFORMATION

Item 1.     Legal Proceedings

            Reference is made to the Company's Form 10-K Annual Report for the year ended December 31, 1993, and to the proceedings described therein under Part I, Item 3. Legal Proceedings and under Part II,
            Item I. Legal Proceedings of the Company's Form 10-Q for the quarters ended March 31, 1994 and June 30, 1994. As of the date hereof, with respect to the Montvale, New Jersey Facility, extensive discovery procedures are being undertaken by the Borough of Park Ridge in order to attempt to obtain evidence to support its claims in the litigation.


Item 6.     Exhibits and Reports on Form 8-K

         (a)   Exhibits as required by Item 601 of Regulation S-K:

               None required.

         (b)   Reports on Form 8-K:

               On October 12, 1994 the Company filed a current report on Form 8-K with respect to (i) the acquisition by the Company on September 9, 1994 of all the shares of capital stock of Sumco Inc. and (ii) the execution of certain credit agreements by the Company on September 28, 1994.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             HANDY & HARMAN
                                             -------------------------------
                                             (Registrant)




Date: November 10, 1994                      J.M. McLoone /s/
                                             -------------------------------
                                             J.M. McLoone, Vice President -
                                             Financial Services





Date: November 10, 1994                      D.C. Kelly /s/
                                             -------------------------------
                                             D.C. Kelly - Controller

                                EXHIBIT INDEX
                                -------------



          Exhibit No.         Description
          -----------         -----------

              27              Financial Data Schedule