Form 10-K
period 1994-12-31
HANDY & HARMAN
filed 1995-03-28
CIK 45333

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994        COMMISSION FILE NUMBER 1-5365

                                 HANDY & HARMAN
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             NEW YORK                       13-5129420
  (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)        IDENTIFICATION NO.)
          250 PARK AVENUE
        NEW YORK, NY 10177
       (ADDRESS OF PRINCIPAL
        EXECUTIVE OFFICES)

       Registrant's telephone number, including area code (212) 661-2400
          Securities registered pursuant to Section 12(b) of the Act:

                                                       NUMBER OUTSTANDING      NAME OF EACH EXCHANGE ON
                TITLE OF EACH CLASS                   AS OF MARCH 24, 1995         WHICH REGISTERED
- ----------------------------------------------------  --------------------     ------------------------
Common Stock Par Value $1 Per Share.................       14,098,580          New York Stock Exchange
Common Stock Purchase Rights........................       14,098,580          New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None
                         ------------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.   Yes /X/No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, if definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   / /

     The aggregate market value of the Common Stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant, based upon the closing sale price of the Common Stock on the New York Stock Exchange on March 24, 1995 was $203,078,947.

     Certain portions of the respective documents listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K.

    (1) Annual Report to Shareholders for fiscal year ended                   Part I, Item 1
         December 31, 1994                                                    Part II, Items 5-8
    (2) Notice of Annual Meeting of Shareholders and Proxy                    Part III, Items 10-13
         Statement dated March 31, 1995

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.   BUSINESS

                                    GENERAL

              Handy & Harman (hereinafter "H&H" or the "Company"), was incorporated in the State of New York in 1905 as the successor to a partnership which commenced business in 1867. Unless the context indicates otherwise, the terms, "H&H" and the "Company", refer to Handy & Harman and its consolidated subsidiaries.

              Historically, until commencing a diversification program in 1966, the Company was engaged primarily in the manufacture of silver and gold alloys in mill forms and the refining of precious metals from jewelry and industrial scrap. The Company's markets were largely among silversmiths and manufacturing jewelers, users of silver brazing alloys, and manufacturers who required silver and gold primarily for the properties of those metals. As part of these precious metals operations, the Company still publishes a daily New York price for its purchases of silver and gold and now also publishes a daily price for its fabricated silver and gold. The silver price is recognized, relied on and used by others throughout the world. Further, the review entitled "The Silver Market", which was published annually by the Company until it was discontinued in 1994, has been widely distributed in trade and financial centers in this country and abroad. The diversification program has added lines of precious metals products and various specialty manufacturing operations, including stainless steel and specialty metal alloy products, for industrial users in a wide range of applications which include the electrical, electronic, automotive original equipment, office equipment, oil and other energy related, refrigeration, utility, telecommunications and medical industries. In September 1994, the Company acquired Sumco Inc., a precision electroplating firm, which does electroplating of electronic connector and connector stock for the automotive, telecommunications, electronic and computer industries.

              The Company's business segments are (a) manufacturing and selling precious metals products and providing refining services; (b) manufacturing and selling products for the original equipment automotive industry; (c) manufacturing and selling of non-precious metal wire and tubing products; and
(d) manufacturing and selling other specialty products. Three-year financial data for the Company's business segments appear under the caption "The Company's Business" on pages 19 and 20 of the Handy & Harman 1994 Annual Report to Shareholders (hereinafter referred to as the "Annual Report") and are incorporated by reference herein.

              One customer of the Automotive Original Equipment Group represented 10.7%, 10.7%, and 11.3% of consolidated sales and service revenues for 1994, 1993 and 1992, respectively. Export sales and revenues are not significant in the total sales and revenues of any of the Company's business segments.

              In June 1991 the Company announced a major restructur- ing program designed to strengthen the Company's balance sheet by reducing debt and interest expense, to provide a sound basis for improved profitability and to allow management to concentrate on those businesses which have demonstrated potential for above average growth. See Note 11 to the Consolidated Financial Statements included in the Annual Report.

                                 PRECIOUS METALS
                         PRODUCTS AND REFINING SERVICES

              The operational structure of the parent company's precious metals activities consists of two distinct profit centers: Products Operations and Refining Operations. Both of these profit centers and the activities of other precious metals subsidiaries are included in the following discussion of the precious metals segment of the Company's business. Within the precious metals segment of the Company's business, two principal classes of products are manufactured: wire products and rolled products. The table on page 20 of the Annual Report, showing percentages of gross shipments of these classes of precious metals products which contributed 10% or more to total sales and revenues, is incorporated herein by reference.

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

              Wire Products - In the manufacture of the Company's wire products, precious metal alloys are cast, extruded and then drawn into wire. The Company's precious metal wire products consist of karat golds, sterling and other alloys of silver, and other precious metal alloys in drawn and coiled wire and rod forms of differing diameters, ranging from .007 of an inch to .25 of an inch. The Company also manufactures Easy Flo(R), Sil-Fos(R) and other silver brazing alloys in wire form for making permanent, strong, leak-tight joints of the metals joined. Brazing alloy wire is also sold in preformed rings and special shapes. The Company's precious metal alloy wire products are marketed for electrical conductive and contact applications in a wide variety of industries, including the aerospace, electronics and appliance industries. Manufacturing jewelers use the Company's precious metal wire in a wide range of production applications, including, for example, necklaces, bracelets, earring parts and pins and clips.

              Rolled Products - The Company's rolled products are manufactured from karat golds, sterling and lesser alloys of silver, and alloys of other precious metals in sheets, strips and bars of varying thicknesses, widths and lengths. These precious metal rolled products range in standard thickness from foils .0005 of an inch thick to strips or bars .375 of an inch thick, and in standard widths from strips .125 of an inch wide to fifteen inches wide. Rolled products are shipped in lengths up to many hundred feet. The Company's rolled products include precious metals bonded with other metals in bimetallic and trimetallic strips which provide more versatile industrial applications at a lower cost than would be possible if a solid precious metal or a precious metal alloy were used.

              Because of the physical properties of precious metals and precious metal alloys, the Company's rolled products have a wide variety of applications by the Company's industrial customers. The Company's rolled products are sold to silversmiths for use as anodes in plating operations and for flatware and hollowware, to manufacturing jewelers for a variety of jewelry, to mints and others for coins, commemorative medals and ingots, to manufacturers of electrical and electronic devices for electrical contacts and circuitry, to the nuclear power industry for control assemblies, to the defense industry as foil for batteries, and to the aerospace industry for use in guidance systems.

              Powder Products - The Company produces silver/tin alloy powders for use in dental applications and silver/copper alloy powders, which are sold under the names Easy-Flo(R) and Sil-Fos(R), for use in industrial brazing applications.

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

              In addition, precision electroplating of electronic connectors and connector stock is done for the automotive, telecommunication, electronic and computer industries.

              Refining Services - The Company recovers precious metals from waste and scrap generated by users of the Company's precious metals products and other industrial users of precious metals, from metal-bearing objects delivered for that purpose, by non-manufacturing refining customers, and from high grade mining concentrates and bullion. The Company receives a fee for this service.After controlled sampling, assaying, weighing, determination of values and settlement with the customer, the Company purchases for its own use the precious metal resulting from such refining, or, upon request by the customer, returns an equivalent amount of metal to the customer.

              Raw Materials - The raw materials for the Company's precious metals products consist principally of silver, gold, copper, cadmium, zinc, nickel, tin, and the platinum group metals in various forms. Gold and silver constitute the major portion of the value of the raw materials involved. In addition, the Company buys waste and scrap containing precious metals for recycling and refining, as described above. The Company purchases all of its precious metals at free market prices from either refining customers, primary producers or bullion dealers. Over the past several years, the prices of gold and silver have been subject to fluctuations, and are expected to continue to be affected by world market conditions; however, the Company has not experienced any problem in obtaining the necessary quantities of raw materials required for this segment. In the normal course of business, the Company receives precious metals from suppliers and customers. These metals are returnable in fabricated or commercial bar form under agreed upon terms. Since precious metals are fungible, the Company does not physically segregate supplier and customer metals from its own inventories. Therefore, to the extent that supplier or customer metals are used by the Company, the amount of inventory which the Company must own is reduced. All raw materials used in this segment are readily available from several sources. For a discussion of the Company's inventory purchasing and pricing, and of the Company's practices to eliminate the economic risk of precious metal price fluctuations, see "The Company's Business" on page 19 of the Annual Report.

              Working Capital Items - The Company maintains a constant level of inventory of fine and fabricated precious metals in various stages of processing and/or refining for customer delivery requirements and for a continuous supply of raw materials. Such inventories are carried under the Last-In, First-Out
(LIFO) method of accounting. The LIFO carrying values are substantially less than the market values of the inventories. In the Notes to Consolidated Financial Statements, commencing on page 29 of the Annual Report, see Note 2 for a comparison of the cost and market values of the Company's precious metals inventories at December 31, 1993 and December 31, 1994 and Note 3 for a discussion of the effects of fluctuations in precious metals prices on the Company's credit requirements. Both Notes are incorporated by reference herein.

              Product Development, Patents and Trademarks - While the Company holds a number of patents and trademarks related to its precious metals products and processes, and is licensed under others, the precious metals business, as a whole, is not dependent upon such patents. The Company's trademarks are registered in the United States and in several foreign countries. The Company maintains a technical laboratory and staff in connection with its precious metals operations and a portion of the work of that staff is devoted to metallurgical products and development.

              Distribution Facilities - The Company distributes precious metals products directly to customers from its plants and service branches, except that certain products, primarily brazing alloys, are distributed through independent distributors throughout the United States and Canada. The Company has a marketing organization trained to service its customers and dealers, to solicit orders for its precious metal and related products, and to obtain refining business. This organization markets all of the Company's refining services and precious metals products and provides special technical assistance with respect to precious metals through product engineers and other technical personnel. The Company maintains customer service and sales offices at its various manufacturing and processing plants and in Chicago. It also has warehouse facilities to support sales and distribution at each of its manufacturing and processing plants and in Chicago.

              Competition - The Company is one of the leading fabricators and refiners of precious metals. The Company currently sells its precious metal fabricated products to approximately 5,000 customers throughout the United States and Canada. Although there are no companies in the precious metals field whose operations exactly parallel those of H&H in every area, there are a number of competitors in each of the classes of the Company's precious metals products. Many of these competitors also carry on activities in other product lines in which the Company is not involved. Competition is based on quality, service and price, each of which is of equal importance.

                           MANUFACTURING OF AUTOMOTIVE
                               ORIGINAL EQUIPMENT

              Through Handy & Harman Automotive Group, Inc. (the "Automotive Group"), a subsidiary, the Company manufactures a wide variety of parts, components and assemblies for the North American domestic automobile original equipment manufacturers (the "OEM market").

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

              Competition - There are many companies, domestic and foreign, which manufacture products of the type manufactured by the Automotive Group. Some are larger than the Company and many are larger than the Automotive Group's operation with which they compete. Competition is based to a great extent on price, quality, service and new product introduction. The domestic automobile industry has traditionally engineered and manufactured in its own plants a high percentage of the parts used in assembling its automobiles. In recent years the industry has begun to purchase more parts and assemblies from outside suppliers such as the Automotive Group. Although this trend continued during 1994 there can be no assurance that it will do so in the future. Equally as important is the industry trend to use outside suppliers to participate in the engineering and designing of some parts and assemblies.

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

              Raw Materials - The raw materials used in this segment include stainless and carbon steels, nickel alloys and a variety of high performance alloys. The Company purchases all such raw materials at open market prices from domestic and foreign suppliers. The Company has not experienced any problem in obtaining the necessary quantities of raw materials. Prices and availability, particularly of raw materials purchased from foreign suppliers, will be affected by world market conditions and governmental policies.

              Competition - There are many companies, domestic and foreign which manufacture wire and tubing products of the types manufactured by this segment. Competition is based on quality, service, price and new product introduction, each of which is of equal importance.

              Distribution - Most of the products manufactured by this segment are sold directly to customers through Company salesmen; however, some are sold through manufacturer's representatives and through distributors.

                    MANUFACTURING OF OTHER SPECIALTY PRODUCTS

              Other Company subsidiaries manufacture plastic and steel fittings and connections, plastic pipe and non-ferrous thermite welding powders for the natural gas, electrical and water distribution industries.

              Distribution - Most of the Company's products comprising this segment are sold directly to customers through Company salesmen. In particular, gas distribution supplies and fittings, thermite welding powders and certain other products are sold primarily through manufacturer's representatives to the ultimate users. Some sales also are made by agents and manufacturer's representatives to distributors.

              Raw Materials - The raw materials used in this segment include various steel alloys and various plastic compositions. The Company purchases all such raw materials at open market prices primarily from domestic suppliers. The Company has not experienced any problem in obtaining the necessary quantities of raw materials. Prices and availability, particularly as to raw materials purchased from foreign suppliers, will continue to be affected by world market conditions and governmental policies.

              Competition - There are many companies, domestic and foreign, which manufacture products of the type manufactured by this segment. Some are larger than the Company, and many are larger than the Company's operations with which they compete. Competition in portions of this segment's business is based primarily on price, and significant competition has come from lower priced foreign imports. Competition is otherwise generally based on quality, service and price, each of which is of equal importance.

                              GOVERNMENT REGULATION


              During the last fiscal year, the Company spent or committed approximately $5,200,000 in complying with federal, state and local occupational safety and health, environmental control and equal employment opportunity laws and regulations. These expenditures included monies spent by the Company in the clean-up of hazardous wastes and toxic substances under federal, state and local laws and regulations relating to protection of the environment. Like many other large domestic manufacturing concerns, the Company's operations may affect the environment. These operations may produce, process, and dispose of materials and waste products which, under certain conditions, are toxic or hazardous under such environmental laws and regulations. The amount spent and committed above includes approximately $1,600,000 for operations which have been sold and are not expected to be repeated in the current fiscal year. Excluding these expenditures for operations which have been sold, the Company expects to make comparable expenditures and commitments during the current fiscal year, provided that no further changes are made in such laws and regulations or in their application. Such expenditures are not material to the competitive position or financial condition of the Company; however, such laws and regulations may require capital expenditures not now contemplated and may result in increased operating costs. See Item 3 Legal Proceedings.

                                     ENERGY

              The Company requires significant amounts of electricity, natural gas, fuel oil and propane to operate its facilities. The Company has few contracts covering natural gas or electricity, but has some one-year contracts for the delivery of fuel oil and/or propane at some facilities. These contracts are the result of competitive bidding.

              In an attempt to minimize the effects of any fuel shortages, the Company has made a number of process and equipment changes to allow use of alternate fuels in key processes, and the Company has equipped certain plants with alternate fuel reserves intended to reduce any curtailment upon a local shortage. A general and continuing shortage of such fuels, however, or a government allocation of supplies resulting in a general reduction in fuel supplies, could cause some curtailment of production.

                                    EMPLOYEES

              The Company had 4,826 employees on December 31, 1994. Of these, approximately 33% are covered by collective bargaining agreements which expire at various times during the next three years.

ITEM 2.  PROPERTIES

              The Company has 33 operating plants in the United States, Canada, Mexico, England, Brazil (50% owned) and Singapore

(50% owned) with a total area of approximately 2,600,000 square feet, including warehouse, office and laboratory space, but not including the plants used by the Brazil or Singapore operations. The Company owns or leases sales, service and warehouse facilities at four other locations in the United States and England, which, with the Company's executive and general offices, have a total area of approximately 91,000 square feet.
              The Company considers its manufacturing plants and service facilities to be well maintained and efficiently equipped, and therefore suitable for the work being done. The productive capacity and extent of utilization of the Company's facilities is dependent in some cases on general business conditions and in other cases on the seasonality of the utilization of its products. Productivity can be expanded readily to meet additional demands.
              A description of the Company's principal plants by industry segment is as follows:

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

Company's Offices

              The Company's executive offices are in New York, New York and occupy 17,000 square feet under a lease. The Company has leased approximately 30,000 square feet in Rye, New York, for its general offices.

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

              The lawsuit includes as additional defendants the prior owner and operator of the Montvale facility, and a vendor of the chemical involved. Evidence exists that contamination existed at Park Ridge prior to HHEM's ownership of the site and that there are other sources of the contamination of the Park Ridge wells. HHEM has worked with the New Jersey Department of Environmental Protection and Energy to investigate and implement a remedy for conditions at the site; and Park Ridge has requested the assistance of the New Jersey DEPE to investigate whether there is a connection between the contamination at the site and at the Park Ridge wells. Discovery procedures are being carried out while HHEM is negotiating with Park Ridge and the other defendants to agree on a settlement of all outstanding issues.

              Although the final outcome of this matter cannot be assured, the Company believes that it will not have a materially adverse affect on the financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None during the fourth quarter of the year ended December 31, 1994.

                        EXECUTIVE OFFICERS OF THE COMPANY

              As of March 31, 1995, the executive officers of the Company, their ages, their present positions and offices, and their recent business experience and employment, are as follows:

              Richard N. Daniel - Age 59; Chairman (since 1988) and Chief Executive Officer of the Company (since 1983); a Director (since
              1974).

              Frank E. Grzelecki - Age 57; President and Chief Operating Officer of the Company (since 1992); prior thereto Vice Chairman of the Board (since 1989); a Director (since 1988).

              Paul E. Dixon - Age 50; Vice President, General Counsel and Secretary (since 1993); prior thereto Vice President and General Counsel (since 1992); prior thereto Senior Vice President and General Counsel of Warnaco Group (since prior to 1990).

              Richard P. Schneider - Age 48; Vice President-Corporate Development (since 1993); prior thereto Vice President-Corporate Development of Sequa Corporation (a diversified manufacturing company) (since prior to 1990).

              Dennis C. Kelly - Age 43; Controller (since 1993) of the Company; prior thereto Assistant Controller (since 1989).

              James S. McElya - Age 47; Vice President of the Company (since
              1994) and President of Handy & Harman Automotive Group, Inc. (since 1994 and from 1987 to

              1992), a subsidiary; prior thereto, Group Vice President (1992-1994).

              John M. McLoone - Age 52; Vice President - Financial Services (since 1992); prior thereto Group Vice President, Information Technologies for W. R. Grace & Co. (a multinational company) (since prior to 1990).

              Stephen B. Mudd - Age 63; Vice President (since 1983) and Treasurer (since 1977).

              Robert M. Thompson - Age 62; Vice President (since 1994); prior thereto Group Vice President (since 1984).

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

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

              The information for this Item is incorporated by reference to the section entitled "Stock Trading and Dividends" on page 20 of the Annual Report and to Note 6 of the Notes to Consolidated Financial Statements included in the Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA

              The information for this Item is incorporated by reference to the section entitled "Five Year Selected Financial Data" on page 21 of the Annual Report.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

              The information for this Item is incorporated by reference to the section entitled "Management's Discussion and Analysis" on pages 22 and 23 of the Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              The information for this Item is incorporated by reference to the Consolidated Financial Statements contained on pages 24 through 27 of the Annual Report and by reference to the Summary of Significant Accounting Policies contained on page 28 of the Annual Report and the Notes to Consolidated Financial Statements commencing on page 29 of the Annual Report and by reference to the Independent Auditors' Report set forth on page 35 of the Annual Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
         Not Applicable.

                                                     PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY


              The information for this Item is incorporated by reference to the section entitled "Election of Directors," on pages 2 and 3 of the Company's Proxy Statement, dated March 31, 1995 (the "Proxy Statement"), for the 1995 Annual Meeting of Shareholders, and by reference to the item captioned "Executive Officers of the Company" at the end of Part I of this Annual Report on Form 10-K. No person who was during the 1994 fiscal year a director, officer or beneficial owner of more than ten percent of any class of equity securities of the registrant failed to file on a timely basis reports required by Section 16(a) of the Exchange Act of 1934, as amended, except that the officers who were granted stock options in September 1994 did not file Forms 4 until November 1994.

ITEM 11. EXECUTIVE COMPENSATION

              The information for this Item is incorporated by reference to the sections entitled "Executive Compensation," "Base Salaries," "Annual Incentive Awards for 1994," "Stock Options," "Long-Term Incentive Plan," "Compensation Committee Report on Executive Compensation," "Pensions," "Compensation of

Directors," "Employment Contracts and Termination of Employment and Change-in-Control Agreements" on pages 4 to 10 of the Proxy Statement.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

(a)  Documents Filed as a Part of This Report

              1.  Financial Statements

              The Consolidated Financial Statements, the Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements, the Independent Auditors' Report thereon and the items of Supplementary Information incorporated by reference in Part II, Item 8 of this Report are set forth at the respective pages of the Annual Report indicated in the list contained on page 18 of the Annual Report, which list is incorporated herein by reference to the Annual Report.

              2. Financial Statement Schedule

              The following Financial Statement Schedule is filed as a part of this Report, beginning herein at the respective pages indicated:

              (i) Report and Consent of Independent Auditors (page F-1).

              (ii) Schedule II - Valuation and Qualifying Accounts and Reserves (page S-1).

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

              (a) Revolving Credit Agreement dated as of September 28, 1994 among the Company, certain financial institutions as lenders, The Bank of Nova Scotia, Chemical Bank and The Bank of New York as Co-Agents and The Bank of Nova Scotia, as the Administrative Agent (Filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated October 12, 1994 and incorporated herein by reference).

              (b) Short Term Revolving Credit Agreement dated as of September
                  28, 1994 among the Company, certain financial institutions as lenders, The Bank of Nova Scotia, Chemical Bank and The Bank of New York as Co-Agents and The Bank of Nova Scotia, as the Administrative Agent (Filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated October 12, 1994 and incorporated herein by reference).

              (c) Fee Consignment Agreement dated as of September 28, 1994 between the Company and The Bank of Nova Scotia (filed as
                  Exhibit 10.5 to the Company's Current Report on Form 8-K dated October 12, 1994 and incorporated herein by reference).

              (d) Short Term Fee Consignment Agreement dated as of September 28,
                  1994 between the Company and The Bank of Nova Scotia, (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K dated October 12, 1994 and incorporated herein by reference).

              (e) Dollar Supply Agreement dated as of September 28, 1994 among the Company, certain financial institutions as lenders, The Bank of Nova Scotia, Chemical Bank and The Bank of New York as Co-Agents and The Bank of Nova Scotia, as the Administrative Agent (filed as Exhibit 10.7 to the Company's Current Report on Form 8-K dated October 12, 1994 and incorporated herein by reference).

              (f) Short Term Dollar Supply Agreement dated as of September 28,
                  1994 among the Company, certain financial institutions as lenders, The Bank of Nova Scotia, Chemical Bank and the Bank of New York as Co-Agents and the Bank of Nova Scotia, as the Administrative Agent (filed as Exhibit 10.8 to the Company's Current Report on Form 8-K dated October 12, 1994 and incorporated herein by reference).

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

              (c) Handy & Harman Management Incentive Plan Corporate Group
                  Participants, as amended and restated on December 15, 1994.

              (d) Subsidiary, Division, Group or Unit Management Incentive Plan,
                  as amended and restated on December 15, 1994.

              (e) Handy & Harman Deferred Fee Plan For Directors, as amended and restated on December 15, 1994, effective as of January 1, 1995.


              (f) Form of Executive Agreement entered into with the Company's executive officers in September

                  1986 (Filed as Exhibit 10(d) to the Company's 1986 Annual Report on Form 10-K and incorporated herein by reference).


              (g) Amendment to Executive Agreement approved in December 1988
                  (Filed as Exhibit 10(b) to the Company's Report on Form 8-K for December 1988 and incorporated herein by reference).


              (h) 1988 Long-Term Incentive Plan (Filed as Exhibit 10(h) to the
                  Company's 1988 Annual Report on Form 10-K and incorporated herein by reference).


              (i) Amendment to 1988 Long-Term Incentive Plan approved in
                  December 1988 (Filed as Exhibit 10(c) to the Company's Report on Form 8-K for December 1988 and incorporated herein by reference).

              (j) Amendment to 1988 Long-Term Incentive Plan approved in June
                  1989 (Filed as Exhibit 10(j) to the Company's 1989 Annual Report on Form 10-K and incorporated herein by reference).

              (k) Agreement dated as of May 1, 1989 between the Company and R.
                  N. Daniel (Filed as Exhibit 10(k) to the Company's 1989 Annual Report on Form 10-K and incorporated herein by reference).

              (l) Amendment to Agreement between the Company and R. N. Daniel approved by the Company on May 11, 1993 (Filed as Exhibit 10(m) to the Company's 1993 Annual Report on Form 10-K and incorporated herein by reference).


              (m) Supplemental Executive Retirement Plan approved and restated
                  by the Company in December 1994.

              (n) Outside Directors Stock Option Plan (Filed as Exhibit 10(m) to
                  the Company's 1990 Annual Report on Form 10-K and incorporated herein by reference).

              (o) Amended and Restated Joint Venture Agreement dated as of June
                  1,1990 by and between Allen Heat Transfer Products Inc. and Handy & Harman Radiator Corporation (Filed as Exhibit (2) to the Company's Report on Form 8-K for June 1990 and incorporated herein by reference).


              (p) Handy & Harman Long-Term Incentive Stock Option Plan (Filed as
                  Exhibit 10(p) to the Company's 1991 Annual Report on Form 10-K and incorporated herein by reference).


              (q) Handy & Harman Supplemental Executive Plan (Filed as Exhibit
                  10(q) to the Company's 1992 Annual

                   Report on Form 10-K and incorporated herein by reference).

              (11) Statement re computation of per share earnings. Incorporated by reference to item (h) of Summary of Significant Accounting Policies on page 28 of the Annual Report.

              (13) Pages 18 through 36 of the Company's Annual Report to
                   Shareholders for 1994. Except for those portions which are expressly incorporated by reference in this Annual Report on Form 10-K, this exhibit is furnished for the information of the Commission and is not deemed to be filed as part of this Annual Report on Form 10-K.

              (21) List of Subsidiaries of the Company is filed as Exhibit 21 to this Annual Report on Form 10-K.

              (23) Report and Consent of Independent Auditors. Included as part of the Report and Consent of Independent Auditors on page F-1 filed with the Financial Statement Schedule as part of this Annual Report on Form 10-K pursuant to Part IV hereof and incorporated herein by reference thereto.

(b)  Reports on Form 8-K

              The Company filed a Report on Form 8-K on October 12, 1994 with respect to (i) the acquisition by the Company, on September 9, 1994, of all the shares of capital stock of Sumco Inc. and (ii) the execution of certain credit agreements by the Company on September 28, 1994.

              For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby under- takes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 2-78264 (filed July 1,1982), 33-37919 (filed November 21, 1990)
33-43709 (filed October 31, 1991):

        Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Handy & Harman has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 HANDY & HARMAN

Dated:  March 23, 1995       By  /s/ R. N. Daniel
                                 ----------------
                                     R.N. Daniel

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company, in the capacities and on the respective dates indicated.


   Signature                    Title                                           Date


 /s/ R.N. Daniel                Chairman and Director                           3/23/95
- -------------------
(R.N. Daniel)                   (Principal  Executive Officer)

 /s/ F.E. Grzelecki             President and Director                          3/23/95
- -------------------
(F.E. Grzelecki)                (Chief Operating Officer)

 /s/ J.M. McLoone               Vice President - Financial Services             3/23/95
- -------------------
(J.M. McLoone)                  (Principal Financial Officer)

 /s/ D.C. Kelly                 Controller (Principal                           3/23/95
- -------------------
(D.C. Kelly)                    Accounting Officer)

 /s/ C.A. Abramson              Director                                        3/23/95
- -------------------
(C.A. Abramson)

 /s/ R.E. Cornelia              Director                                        3/23/95
- -------------------
(R.E. Cornelia)

 /s/ G.G. Garbacz               Director                                        3/23/95
- -------------------
(G.G. Garbacz)

 /s/G.M. Nichols                Director                                        3/23/95
- -------------------
(G.M. Nichols)

 /s/ H.P. Sotos                 Director                                        3/23/95
- -------------------
(H.P. Sotos)


                   REPORT AND CONSENT OF INDEPENDENT AUDITORS



The Board of Directors and Shareholders
Handy & Harman:

Under the date of February 17, 1995 we reported on the consolidated balance sheet of Handy & Harman and Subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1994, as contained in the 1994 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 1994. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule on page S-1. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also consent to the incorporation by reference in the Registration Statements on Form S-8 (Registration Nos. 2-78264, 33-37919 and 33-43709) of Handy & Harman of our report dated February 17, 1995.




                                        KPMG PEAT MARWICK LLP



New York, New York
March 23, 1995

                        HANDY & HARMAN AND SUBSIDIARIES                      S-1

                                  SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (Thousands of Dollars)





                          Balance,                                    Balance,
                          Beginning     Additions      Deductions        Close
                          of Period        (a)       from Reserve    of Period
- ------------------------------------------------------------------------------
Description

Allowance for doubtful
  accounts receivable
  (deducted from accounts
  receivable):


Year ended
    December 31, 1994        $3,721        $  906(b)       $1,030       $3,597

- ------------------------------------------------------------------------------
Year ended
    December 31, 1993        $3,325        $1,195          $  799       $3,721
- ------------------------------------------------------------------------------

Year ended
    December 31, 1992        $3,347        $  627          $  649       $3,325
- ------------------------------------------------------------------------------



                                           1994            1993           1992
- ------------------------------------------------------------------------------
(a) Provision for doubtful
    accounts - charged to
    costs and expenses                     $784          $1,195           $627
- ------------------------------------------------------------------------------

(b) Includes $122 acquired through business combination.

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.
- -------

 10(c) Handy & Harman Management Incentive Plan Corporate Group Participants, as amended and restated on December 15, 1994.

 10(d) Subsidiary, Division, Group or Unit Management Incentive Plan, as amended and restated on December 15, 1994.

 10(e) Handy & Harman Deferred Fee Plan For Directors, as amended and restated on December 15, 1994, effective as of January 1, 1995.

 10(m) Supplemental Executive Retirement Plan approved and restated by the Company in December 1994.

 13 Pages 18 through 36 of the Company's Annual report to shareholders for 1994. Except for those portions which are expressly incorporated by reference in this Annual Report on Form 10-K, this exhibit is furnished for the information of the Commission and is not deemed to be filed as part of this Annual Report on Form 10-K.

 21 List of Subsidiaries of the Company is filed as Exhibit 21 to this Annual Report on Form 10-K.

 27          Financial Data Schedule.