Form 10-Q
period 1995-03-31
HANDY & HARMAN
filed 1995-05-12
CIK 45333

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q


/x/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the period ended             March 31, 1995

                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from ______________________ to ______________

Commission File Number:              1-5365

                                    HANDY & HARMAN
             (Exact name of registrant as specified in its charter)

            STATE OF NEW YORK                               13-5129420
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)

     250 Park Avenue, New York, New York                       10177
  (Address of principal executive offices)                   (Zip code)

                                  (212) 661-2400
              (Registrant's telephone number, including area code)


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
                                                          Yes  X        No
                                                              ---          ----

The number of shares of issuer's Common Stock, par value $1.00 per share outstanding as of May 9, 1995 was 14,099,580.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        HANDY & HARMAN AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
               (unaudited-thousands of dollars except per share)



                                                    Three Months Ended
                                          -------------------------------------
                                          March 31, 1995         March 31, 1994
- -------------------------------------------------------------------------------
Sales and service revenues                    $  198,270            $   188,731

Cost of sales and services                       167,269                162,830
- -------------------------------------------------------------------------------
Gross profit                                      31,001                 25,901
Selling, general and
   administrative expenses                        16,063                 14,660
- -------------------------------------------------------------------------------
                                                  14,938                 11,241
- -------------------------------------------------------------------------------

Other deductions (income):
   Interest expense-net                            5,421                  3,643
   Other net                                         399                    (35)
- -------------------------------------------------------------------------------
                                                   5,820                  3,608
- -------------------------------------------------------------------------------

Income before income taxes                         9,118                  7,633

Income tax provision                               3,930                  3,180
- -------------------------------------------------------------------------------

   Net Income                                $     5,188            $     4,453
===============================================================================

Earnings per share                                 $ .37                  $ .32
===============================================================================

Dividends per share                                $ .06                  $ .05
===============================================================================

Average shares outstanding                    14,091,000             14,023,000
===============================================================================

See Accompanying Notes to Consolidated Financial Statements.

                        HANDY & HARMAN AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (thousands of dollars)

                                                                    March 31, 1995      December 31, 1994
                                                                       (unaudited)
- ---------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
   Cash                                                                   $  4,682               $  2,559
   Accounts receivable, less allowance for doubtful accounts
    of $3,789,000 in 1995 and $3,597,000 in 1994                            94,419                 82,733
   Inventories                                                              92,413                 89,939
   Prepaid expenses, deposits and other current assets                      12,034                 12,105
- ---------------------------------------------------------------------------------------------------------
Total current assets                                                       203,548                187,336
- ---------------------------------------------------------------------------------------------------------

Investment in affiliates, at equity                                          2,336                  2,207

Property, plant and equipment - at cost                                    279,690                273,018
   Less accumulated depreciation and amortization                          159,537                155,818
- ---------------------------------------------------------------------------------------------------------
                                                                           120,153                117,200

Prepaid retirement costs (net)                                              48,339                 47,459
Intangibles, net of amortization                                            22,888                 22,991
Deferred charges                                                             2,898                  2,745
Other assets                                                                 2,378                  2,185
Noncurrent assets of discontinued operations                                22,758                 22,895
- ---------------------------------------------------------------------------------------------------------
                                                                          $425,298               $405,018
=========================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Short-term borrowings                                                  $ 43,850               $ 34,750
   Current maturities of long-term debt                                      7,000                  7,000
   Accounts payable                                                         51,406                 45,044
   Futures payable                                                          17,345                 37,772
   Advances from smelter                                                       737                  4,118
   Other current liabilities                                                23,235                 24,909
- ---------------------------------------------------------------------------------------------------------
Total current liabilities                                                  143,573                153,593
- ---------------------------------------------------------------------------------------------------------

Long-term debt, less current maturities                                    156,750                131,750
Deferred income taxes                                                       14,004                 13,551
- ---------------------------------------------------------------------------------------------------------

Shareholders' equity:
   Common stock - par value $1; 60,000,000
    shares authorized; 14,611,432 shares issued                             14,611                 14,611
   Capital surplus                                                          12,003                 11,830
   Retained earnings                                                        88,456                 84,114
   Foreign currency translation adjustment                                    (508)                  (720)
- ---------------------------------------------------------------------------------------------------------
                                                                           114,562                109,835
Less:  Treasury stock 512,852 shares - 1995
            and 532,652 shares - 1994 at cost                                3,391                  3,491
       Unearned compensation                                                   200                    220
- ---------------------------------------------------------------------------------------------------------

Total shareholders' equity                                                 110,971                106,124
- ---------------------------------------------------------------------------------------------------------
                                                                          $425,298               $405,018
- ---------------------------------------------------------------------------------------------------------

See Accompanying Notes to Consolidated Financial Statements.

                        HANDY & HARMAN AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        (Unaudited-thousands of dollars)



                                                                     Increase (Decrease) in Cash
                                                                         Three Months Ended
                                                                 ----------------------------------
                                                                 March 31, 1995      March 31, 1994
- ---------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                           $  5,188            $  4,453
  Adjustments to reconcile net income
  to net cash provided (used) by operating activities:
    Depreciation and amortization                                         4,356               3,800
    Provision for doubtful accounts                                         274                 210
    (Gain) loss on disposal of property, plant
      and equipment                                                          45                  --
    Net retirement cost                                                    (505)               (813)
    Equity in earnings of affiliates                                        (22)                (56)
    Earned compensation - 1988 long-term incentive
      and outside director stock option plans                                68                  56
    Changes in assets and liabilities:
      Accounts receivable                                               (11,960)             (9,985)
      Inventories                                                        (2,474)                739
      Prepaid expenses                                                       71                 (82)
      Deferred charges and other assets                                    (973)               (438)
      Accounts payable and other current liabilities                      5,204              (1,262)
      Advances from smelter                                              (3,381)             (1,310)
      Deferred income taxes                                                 453                 (31)
- ---------------------------------------------------------------------------------------------------
        Net cash used by
          operating activities                                           (3,656)             (4,719)
- ---------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sale of property, plant
    and equipment                                                            12                  42
  Capital expenditures                                                   (6,964)             (3,481)
  Investment in affiliates                                                 (100)                 --
- ---------------------------------------------------------------------------------------------------
        Net cash used by investing activities                            (7,052)             (3,439)
- ---------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from short-term borrowings                                     9,100              21,000
  Net increase/(decrease) in long-term
    revolving credit facilities                                          25,000             (14,978)
  Net (increase)/decrease in futures receivable                              --              (4,679)
  Net increase/(decrease) in futures payable                            (20,427)              6,819
  Dividends paid                                                           (846)               (701)
- ---------------------------------------------------------------------------------------------------
        Net cash provided by
          financing activities                                           12,827               7,461
- ---------------------------------------------------------------------------------------------------
Effect of exchange rate changes on net cash                                   4                 (50)
- ---------------------------------------------------------------------------------------------------
Net change in cash                                                        2,123                (747)
Cash at beginning of year                                                 2,559               3,320
- ---------------------------------------------------------------------------------------------------
Cash at end of period                                                  $  4,682            $  2,573
- ---------------------------------------------------------------------------------------------------

See Accompanying Notes to Consolidated Financial Statements.

                        HANDY & HARMAN AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



a. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to a fair statement of the results for the interim periods.


b. Inventories at March 31, 1995 and December 31, 1994 is comprised as follows (in thousands):



                                         March 31, 1995       December 31, 1994
                                            (unaudited)
- -------------------------------------------------------------------------------
Precious metals:
  Fine and fabricated metals in
    various stages of completion               $ 37,787                $ 37,825
Non-precious metals:
  Base metals, factory supplies
    and raw materials                            26,583                  25,175
  Work in process                                18,397                  18,521
  Finished goods                                  9,646                   8,418
- -------------------------------------------------------------------------------
                                               $ 92,413                $ 89,939
===============================================================================


     Lifo inventory - the excess of period end market value over Lifo cost was $148,014,000 at March 31, 1995 and $139,068,000 at December 31, 1994.

c. These statements should be read in conjunction with the Summary of Significant Accounting Policies and notes contained in the registrant's Annual Report (Form 10-K for the year ending December 31, 1994).

                        HANDY & HARMAN AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



d. The following table presents certain selected financial data by industry segment (expressed in thousands of dollars) for the three months ended March 31, 1995 and 1994:





                                            March 31, 1995        March 31, 1994
- --------------------------------------------------------------------------------
Sales and service revenues:
Precious metals                                   $103,778              $100,707
Automotive (OEM)                                    46,014                46,809
Wire/Tubing                                         44,431                37,621
Other non-precious
  metal businesses                                   4,047                 3,594
- --------------------------------------------------------------------------------

Total                                             $198,270              $188,731
================================================================================

Profit contribution before
  unallocated expenses:

Precious metals                                   $  6,869              $  3,191
Automotive (OEM)                                     2,064                 4,585
Wire/Tubing                                          5,560                 3,525
Other non-precious
  metal businesses                                     496                   425
- --------------------------------------------------------------------------------

Total                                               14,989                11,726

General corporate expenses                            (450)                 (450)
Interest expense (net)                              (5,421)               (3,643)
- --------------------------------------------------------------------------------
Income from continuing
  operations before taxes                         $  9,118              $  7,633
================================================================================

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations



LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

   The Company's precious metal inventories, consisting principally of gold and silver, is readily convertible to cash. Furthermore, these precious metal inventories which are stated in the Balance Sheet at LIFO cost have a market value of $148,014,000 in excess of such cost as of March 31, 1995.

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

   Consistent with other precious metal refining and fabricating companies, some of the Company's gold and silver requirements are furnished by customers and suppliers on a consignment basis. Title to the consigned gold and silver remains with the Consignor. The value of consigned gold and silver held by the Company is not included in the Company's Balance Sheet. The Company's gold and silver requirements are provided from a combination of owned inventories, precious metals which have been purchased and sold for future delivery, and gold and silver received from suppliers and customers on a consignment basis.

   In the third quarter of 1992 the Company completed arrangements with four institutional lenders for $50,000,000 of long-term borrowings at a rate of 8.83% maturing in 2002. The proceeds were used to reduce portions of other long-term debt.

   During the third quarter of 1994, the Company finalized $215,000,000 of Revolving Credit Facilities with twenty banks which replaced the existing Credit Facilities dated March 16, 1992. These Credit Facilities provided $161,250,000 for a three year period and $53,750,000 for 364 days. As of March 31, 1995, $80,000,000 was borrowed under the long-term agreement and there were no borrowings under the short-term agreement. In addition to the Revolving Credit Facilities, the banks also provided $250,750,000 of Gold and Silver Fee Consignment Facilities. The Fee Consignment Facility of $125,375,000 is for a three-year period and the short- term Fee Consignment Facility of $125,375,000 is for 364 days. All gold and silver consigned to the Company pursuant to these Consignment Agreements will be located at the Company's plants in Fairfield, Connecticut and East Providence, Rhode Island. As of March 31, 1995, 111,000 ounces of gold and 14,999,000 ounces of silver were leased under this fee consignment facility. As a result of this fee consignment facility the Company was able to realize $53,087,000 of futures receivables on sales of precious metals for future delivery and increase futures payable for purchases of precious metals for future receipt by approximately $17,345,000. This enabled the Company to reduce its bank borrowings.



CASH USED IN OPERATING ACTIVITIES

   Net cash used by operating activities amounted to $3,656,000 in 1995 and $4,719,000 in 1994. The cash used by operating activities decreased $1,063,000 primarily due to an increase of $1,754,000 in net income after adjustment for non cash income and expense items which was partially offset by an increase in working capital requirements amounting to $640,000.

CASH USED IN INVESTING ACTIVITIES

   Net cash used by investing activities amounted to $7,052,000 in 1995 and $3,439,000 in 1994. The increase of $3,613,000 in investing activities was primarily due to the new tubing facility in Denmark and also the expansion of production capacity in our precision electroplating companies and specialty wire company in Great Britain.



CASH PROVIDED BY FINANCING ACTIVITIES

   Net cash provided by financing activities amounted to $12,827,000 in 1995 and $7,461,000 in 1994. The net cash provided by financing in the first quarter of 1995 was due to an increase in debt of $34,100,000, partially offset by the payment of futures payable (the purchase of precious metal inventory for future receipt) of $20,427,000 and the payment of dividends of $846,000. The comparable period for 1994 provided cash by an increase in debt of $6,022,000 and an increase in net futures payable of $2,140,000, partially offset by the payment of dividends of $701,000.

   The Company's foreign operations consist of six wholly owned subsidiaries, (one in Canada, three in the United Kingdom, one in Denmark and one in Mexico), and two equity investments, (one in Asia and one in Brazil). Substantially all unremitted earnings of such entities are free from legal or contractual restrictions.

   The Company's program to expand productive capacity through acquisition of new businesses and expenditures for new property, plant and equipment will continue to be financed with internally generated funds and long-term debt, if necessary.

COMPARISON OF FIRST QUARTER OF 1995 VERSUS FIRST QUARTER OF 1994

   Sales for the precious metal segment increased $3,071,000 (3%). The increase in sales was partially offset by sales of refining outturn, primarily in kilo bar and grain form, which decreased from $33,427,000 in 1994 to $30,262,000 in 1995. This type of precious metal sales can fluctuate significantly from period to period, however, the profit contribution effect for such fluctuation is minor since the profit margin on these sales is less than the margins on other products in this segment. The average price for gold was $379.24 per ounce and the average price for silver was $4.70 per ounce representing decreases of 1.4% and 11%, respectively, from the prior year. The profit contribution (pre-tax income before deducting interest and Corporate expenses) increased $3,678,000 (115%) primarily due to strong sales and operating profits of our precision electroplating companies partially offset by competitive pricing pressures for fabricated products. Management continues to focus on improving the profit contribution from this segment by the current expansion of production capacity at its precision electroplating companies and by rationalizing other facilities where necessary. Refinery earnings continue to be subject to precious metal price fluctuations as well as its ability to generate foreign earnings.

   The automotive (OEM) segment sales decreased $795,000 (2%) and the profit contribution decreased $2,521,000 (55%) due to additional expenses relating to facility expansion and realignment to match changing volume requirements. Earnings for this segment during the first half of 1995 are not anticipated to be at the same level as the prior year's comparable period.

   Sales for the wire/tubing segment increased $6,810,000 (18%) due to the improved economy, both domestic and European, and the increased capacity of the wire and tubing companies. The profit contribution increased $2,035,000 (58%) due to the increased sales as well as reduced product costs stemming from improved manufacturing performance and reduced raw material cost. Partially offsetting this favorable performance of this segment was the start-up costs of the new tubing facility in Denmark which is expected to make a positive contribution to earnings in the latter part of this year.

   In the other non-precious metal segment, sales increased $453,000 (13%). Profit contribution increased by $71,000 (17%) due to the increased level of sales.

   Interest expense increased $1,778,000 (49%) primarily due to higher interest rates on borrowings and leased metal.

   The Company's income taxes are primarily composed of U.S. Federal and state income taxes. The higher effective income tax rate for 1995 over 1994 is attributable to goodwill amortization associated with the acquisition of Sumco in September 1994.

                           PART II  OTHER INFORMATION


Item 1.    Legal Proceedings


           Reference is made to the Company's Form 10-K Annual Report for the year ended December 31, 1994, and to the proceedings described therein under Part I, Item 3. Legal Proceedings. Negotiations and discovery procedures are continuing in this matter.



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



                                            HANDY & HARMAN
                                            -----------------------------------
                                            (Registrant)




Date: May 11, 1995                          J.M. McLoone /s/
                                            -----------------------------------
                                            J.M. McLoone, Vice President -
                                            Financial Services





Date: May 11, 1995                          D.C. Kelly /s/
                                            -----------------------------------
                                            D.C. Kelly - Controller