Form 10-Q
period 1995-06-30
HANDY & HARMAN
filed 1995-08-14
CIK 45333

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

/x/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the period ended June 30, 1995


                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from___________to___________

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

                                                                Yes  X    No
                                                                    ---      ---

The number of shares of issuer's Common Stock, par value $1.00 per share outstanding as of August 10, 1995 was 14,101,580.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         HANDY & HARMAN AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                (unaudited-thousands of dollars except per share)


                                                            Three Months Ended                            Six Months Ended
                                                   ------------------------------------           ----------------------------------
                                                   June 30, 1995          June 30, 1994           June 30, 1995        June 30, 1994
------------------------------------------------------------------------------------------------------------------------------------
Sales and service revenues                           $   196,013            $   199,732             $   394,283          $   388,463

Cost of sales and services                               166,892                171,207                 334,161              334,037
------------------------------------------------------------------------------------------------------------------------------------

Gross profit                                              29,121                 28,525                  60,122               54,426

Selling, general and
    administrative expenses                               17,864                 15,604                  33,927               30,264
Restructuring charge                                       6,003                    --                    6,003                  --
------------------------------------------------------------------------------------------------------------------------------------

Income from operations                                     5,254                 12,921                  20,192               24,162
------------------------------------------------------------------------------------------------------------------------------------

Other deductions:
    Interest expense-net                                   5,522                  4,166                  10,943                7,809
    Other net                                                518                     64                     917                   29
------------------------------------------------------------------------------------------------------------------------------------
                                                           6,040                  4,230                  11,860                7,838
------------------------------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes                          (786)                  8,691                   8,332               16,324

Income tax provision                                        335                   3,620                   4,265                6,800
------------------------------------------------------------------------------------------------------------------------------------

    Net Income (loss)                                  ($ 1,121)               $  5,071                $  4,067             $  9,524
====================================================================================================================================


Earnings (loss) per share                                ($ .08)                  $ .36                  $ .29                $ .68
====================================================================================================================================


Dividends per share                                       $ .12                   $ .10                  $ .18                $ .15
====================================================================================================================================


Average shares outstanding                            14,099,000             14,044,000             14,095,000           14,035,000
====================================================================================================================================


See Accompanying Notes to Consolidated Financial Statements.

                         HANDY & HARMAN AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (thousands of dollars)


                                                                                   June 30, 1995                   December 31, 1994
                                                                                    (unaudited)
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash                                                                                 $  1,260                           $  2,559
  Accounts receivable, less allowance for doubtful
   accounts of $4,265 in 1995 and $3,597 in 1994                                         92,278                             82,733
  Inventories - at cost (Note b)                                                         92,020                             89,939
  Prepaid expenses, deposits and
   other current assets                                                                  10,531                             12,105
  Assets held for sale                                                                    3,226                                --
  Current assets of discontinued operations (net)                                        25,088                                --
------------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                    224,403                            187,336
------------------------------------------------------------------------------------------------------------------------------------
Investment in affiliates, at equity                                                       2,709                              2,207

Property, plant and equipment - at cost                                                 273,643                            273,018
  Less accumulated depreciation and amortization                                        155,466                            155,818
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        118,177                            117,200

Prepaid retirement costs (net)                                                           48,846                             47,459
Intangibles, net of amortization                                                         22,717                             22,991
Deferred charges                                                                          2,272                              2,745
Other assets                                                                              2,241                              2,185
Noncurrent assets of discontinued operations                                                --                              22,895
------------------------------------------------------------------------------------------------------------------------------------
                                                                                      $ 421,365                          $ 405,018
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term borrowings                                                               $  45,900                          $  34,750
  Current maturities of long-term debt                                                    3,500                              7,000
  Accounts payable                                                                       45,277                             45,044
  Futures payable                                                                        59,517                             37,772
  Advances from smelter                                                                     --                               4,118
  Other current liabilities                                                              32,991                             24,909
------------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                               187,185                            153,593
------------------------------------------------------------------------------------------------------------------------------------
Long-term debt, less current maturities                                                 112,000                            131,750
Deferred income taxes                                                                    14,016                             13,551

Shareholders' equity:
  Common stock - par value $1; 60,000,000
   shares authorized; 14,611,432 shares issued                                           14,611                             14,611
  Capital surplus                                                                        12,010                             11,830
  Retained earnings                                                                      85,644                             84,114
  Foreign currency translation adjustment                                                  (582)                              (720)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        111,683                            109,835
Less:  Treasury stock 511,852 shares - 1995
         and 532,652 shares - 1994 at cost                                                3,386                              3,491
           Unearned compensation                                                            133                                220
------------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                              108,164                            106,124
------------------------------------------------------------------------------------------------------------------------------------
                                                                                     $  421,365                         $  405,018
====================================================================================================================================


See Accompanying Notes to Consolidated Financial Statements.

                         HANDY & HARMAN AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        (Unaudited-thousands of dollars)


                                                                                           Increase (Decrease) in Cash
                                                                                                 Six Months Ended
                                                                                    ------------------------------------------
                                                                                    June 30, 1995                June 30, 1994
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                                            $ 4,067                       $ 9,524
   Adjustments to reconcile net income
   to net cash provided (used) by operating activities:
       Depreciation and amortization                                                       9,430                         7,642
       Provision for doubtful accounts                                                       514                           544
       (Gain) loss on disposal of property, plant
          and equipment                                                                     (187)                           60
       Net retirement cost                                                                (1,387)                       (1,625)
       Equity in earnings of affiliates                                                     (357)                          (90)
       Earned compensation - 1988 long-term incentive
         and outside director stock option plans                                             135                           128
       Restructuring & non-recurring charges                                               9,549                           --
       Provision for disposal of business units                                              600                           --
       Changes in assets and liabilities:
         Accounts receivable                                                             (10,610)                      (16,807)
         Refundable income taxes                                                             --                            500
         Inventories                                                                      (6,388)                          195
         Prepaid expenses                                                                    847                        (1,446)
         Deferred charges and other assets                                                  (881)                         (239)
         Accounts payable and other current liabilities                                    1,114                         7,920
         Advances from smelter                                                            (4,118)                        3,517
         Deferred income taxes                                                               465                            10
------------------------------------------------------------------------------------------------------------------------------------
          Net cash provided by
          operating activities                                                             2,793                         9,833
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from sale of property, plant
       and equipment                                                                         482                            21
   Capital expenditures                                                                  (12,463)                       (7,586)
   Investment in affiliates                                                                 (100)                          --
------------------------------------------------------------------------------------------------------------------------------------
          Net cash used by investing activities                                          (12,081)                       (7,565)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from short-term borrowings                                                    11,150                        20,500
   Payment of other long-term debt                                                        (8,250)                          --
   Net increase/(decrease) in long term
     revolving credit facilities                                                         (15,000)                       (9,980)
   Net (increase)/decrease in futures receivable                                             --                        (13,948)
   Net increase/(decrease) in futures payable                                             21,745                           --
   Dividends paid                                                                         (1,691)                       (1,404)
------------------------------------------------------------------------------------------------------------------------------------
          Net cash (used) provided by
          financing activities                                                             7,954                        (4,832)
------------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on net cash                                                   35                            (5)
------------------------------------------------------------------------------------------------------------------------------------
Net change in cash                                                                        (1,299)                       (2,569)
Cash at beginning of year                                                                  2,559                         3,320
------------------------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                                   $  1,260                      $    751
------------------------------------------------------------------------------------------------------------------------------------

See Accompanying Notes to Consolidated Financial Statements.

                         HANDY & HARMAN AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to a fair statement of the results for the interim periods.

b. Inventories at June 30, 1995 and December 31, 1994 is comprised as follows (in thousands):



                                                                                    June 30, 1995             December 31, 1994
                                                                                      (unaudited)
------------------------------------------------------------------------------------------------------------------------------------
   Precious metals:
       Fine and fabricated metals in
          various stages of completion                                                  $ 37,391                      $ 37,825
   Non-precious metals:
       Base metals, factory supplies
          and raw materials                                                               28,117                        25,175
       Work in process                                                                    16,164                        18,521
       Finished goods                                                                     10,348                         8,418
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        $ 92,020                      $ 89,939
====================================================================================================================================


   Lifo inventory - the excess of period end market value over Lifo cost was $146,090,000 at June 30, 1995 and $139,068,000 at December 31, 1994.

c. These statements should be read in conjunction with the Summary of Significant Accounting Policies and notes contained in the registrant's Annual Report (Form 10-K for the year ending December 31, 1994).

d. In 1995 and 1994 the third quarter dividend was declared in the second quarter to be paid in the third quarter.

                         HANDY & HARMAN AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

e. The following table presents certain selected financial data by industry segment (expressed in thousands of dollars) for the three months ended and six months ended June 30, 1995 and 1994:


                                                             Three Months Ended                  Six Months Ended
                                                       ------------------------------      --------------------------------
                                                       June 30, 1995    June 30, 1994      June 30, 1995      June 30, 1994
------------------------------------------------------------------------------------------------------------------------------------
       Sales and service revenues:
       Precious metals
          Ongoing precious metals                      $   95,634         $   99,818         $  189,461         $  186,391
          Karat gold fabricated products                   10,090             10,473             20,041             24,607
                                                       ----------         ----------         ----------         ----------
                                                          105,724            110,291            209,502            210,998
       Automotive (OEM)                                    42,656             47,540             88,670             94,349
       Wire/Tubing                                         43,572             38,198             88,003             75,819
       Other non-precious
          metal businesses                                  4,061              3,703              8,108              7,297
------------------------------------------------------------------------------------------------------------------------------------
       Total                                           $  196,013         $  199,732         $  394,283         $  388,463
====================================================================================================================================
       Profit contribution before unallocated expenses:

       Precious metals
          Ongoing precious metals                      $    5,844         $    4,079         $   13,337         $    7,731
          Karat gold fabricated products                   (7,066)              (456)            (7,690)              (917)
                                                       ----------         ----------         ----------         ----------
                                                           (1,222)*            3,623              5,647*             6,814
       Automotive (OEM)                                       423              4,817              2,487              9,402
       Wire/Tubing                                          5,426              4,420             10,986              7,945
       Other non-precious
          metal businesses                                    559                447              1,055                872
------------------------------------------------------------------------------------------------------------------------------------
       Total                                                5,186             13,307             20,175             25,033

       General corporate expenses                            (450)              (450)              (900)              (900)
       Interest expense (net)                              (5,522)            (4,166)           (10,943)            (7,809)
------------------------------------------------------------------------------------------------------------------------------------

       Income (loss) before taxes                      ($     786)        $    8,691         $    8,332         $   16,324
====================================================================================================================================


* Includes a restructuring charge of $6,003,000 as described in Note f below, and $3,546,000 of additional costs, primarily asset write-downs, related to the Company's ongoing operation in Fairfield, Connecticut.

f. On June 5, 1995, the Company announced a plan to exit the karat gold fabricated product line located in its East Providence, Rhode Island facility. A restructuring charge to exit the business was taken in the second quarter of 1995 amounting to $6,003,000. The following table outlines the components of the restructuring charge:


          RESTRUCTURING RESERVE
          ---------------------
          Employee separation                            $   733,000
          (155 Employees)
          Asset write-downs                                4,480,000
          Other exit costs                                   790,000
                                                          -----------
             Total                                        $6,003,000
                                                          ==========

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

       The Company's precious metal inventories, consisting principally of gold and silver, is readily convertible to cash. Furthermore, these precious metal inventories which are stated in the Balance Sheet at LIFO cost have a market value of $146,090,000 in excess of such cost as of June 30, 1995.

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

       During the third quarter of 1994, the Company finalized $215,000,000 of Revolving Credit Facilities with twenty banks which replaced the existing Credit Facilities dated March 16, 1992. These Credit Facilities provided $161,250,000 for a three year period and $53,750,000 for 364 days. As of June 30, 1995, $25,000,000 was borrowed under the long-term agreement and there were no borrowings under the short-term agreement.

 In addition to the Revolving Credit Facilities, the banks also provided $250,750,000 of Gold and Silver Fee Consignment Facilities. The Fee Consignment Facility of $125,375,000 is for a three-year period and the short-term Fee Consignment Facility of $125,375,000 is for 364 days. All gold and silver consigned to the Company pursuant to these Consignment Agreements will be located at the Company's plants in Fairfield, Connecticut and East Providence, Rhode Island. As of June 30, 1995, 65,000 ounces of gold and 13,666,000 ounces of silver were leased under this fee consignment facility. As a result of this fee consignment facility the Company was able to realize $53,087,000 of futures receivables on sales of precious metals for future delivery and increase futures payable for purchases of precious metals for future receipt by $59,517,000. This enabled the Company to reduce its bank borrowings.

       On June 5, 1995 the Company announced a plan to exit the karat gold fabricated product line located in its East Providence, Rhode Island facility. A restructuring charge of $6,003,000 to exit the business was taken in the second quarter of 1995. The components of this restructuring charge were as follows:


       Separation of 155 Employees                                                $  733,000
       Asset write-downs                                                           4,480,000
       Other exit costs                                                              790,000
                                                                                  ----------
                                                                                  $6,003,000
                                                                                  ==========

In addition to this restructuring charge the Company recorded other nonrecurring charges, primarily asset write-downs, pertaining to the continuing operation in its Fairfield, Connecticut facility amounting to $3,546,000 and also for the sale of the Companies two automotive cable business units amounting to $600,000. Future cash proceeds from these actions is estimated to be $23 million.

       On June 15, 1995 the Company announced an agreement whereby it will receive approximately $25 million in cash for its 50% joint venture interest in GO/DAN Industries which is classified in the Company's consolidated balance sheet as "Current Assets of Discontinued Operations."

       Proceeds from the above transactions will be used to reduce debt and provide funds for internal and external growth.

CASH USED IN OPERATING ACTIVITIES

       Net cash provided by operating activities amounted to $2,793,000 in 1995 and $9,833,000 in 1994. The cash provided by operating activities decreased $7,040,000 primarily due to an increase in working capital requirements amounting to $13,221,000 which was partially offset by an increase of $6,181,000 in net income after adjustment for non cash income and expense items.

CASH USED IN INVESTING ACTIVITIES

       Net cash used by investing activities amounted to $12,081,000 in 1995 and $7,565,000 in 1994. The increase of $4,516,000 used in investing activities was primarily due to the new tubing facility in Denmark and also the expansion of production capacity in our precision electroplating companies and specialty wire company in the United Kingdom.

CASH PROVIDED/USED BY FINANCING ACTIVITIES

       Net cash provided by financing activities amounted to $7,954,000 in 1995 and used by financing activities amounted to $4,832,000 in 1994. The net cash provided by financing activities in the first half of 1995 was due to an increase in futures payable (the purchase of precious metal inventory for future receipt) of $21,745,000, partially offset by the payment of debt of $12,100,000 and the payment of dividends of $1,691,000. The comparable period for 1994 was a net use of cash due to an increase in futures receivable (the sale of precious metal inventory for future delivery) of $13,948,000 and the payment of dividends of $1,404,000, partially offset by an increase in debt which provided $10,520,000.

       The Company's foreign operations consist of five wholly owned subsidiaries, (one in Canada, three in the United Kingdom and one in Denmark), and two equity investments, (one in Asia and one in Brazil). Substantially all unremitted earnings of such entities are free from legal or contractual restrictions.

       The Company's program to expand productive capacity through acquisition of new businesses and expenditures for new property, plant and equipment will continue to be financed with internally generated funds and long-term debt, if necessary.

COMPARISON OF SECOND QUARTER OF 1995 VERSUS SECOND QUARTER OF 1994

       Sales for the precious metal segment decreased $4,567,000 (4%). The decrease in sales was primarily related to sales of refining outturn, primarily in kilo bar and grain form, which decreased from $40,118,000 in 1994 to $29,511,000 in 1995. This type of precious metal sales can fluctuate significantly from period to period, however, the profit contribution effect for such fluctuation is minor since the profit margin on these sales is significantly less than the margins on other products in this segment. This decrease in sales was partially offset by sales of Sumco Inc., acquired in the third quarter of 1994. The average price for gold was $387.90 per ounce and the average price for silver was $5.47 per ounce representing increases of 1.6% and 1.7%, respectively, from the prior year. The profit contribution (pre-tax income before deducting interest and Corporate expenses) decreased $4,845,000 primarily due to the nonrecurring charges of $6,003,000 for severance costs and asset write-downs related to the decision to exit the karat gold fabricated product line in East Providence, Rhode Island and $3,546,000 of additional costs, primarily asset write-downs, related to the Company's ongoing operation in Fairfield, Connecticut. The exit plan was announced on June 5, 1995 and is expected to be completed during the third quarter of 1995. Gross profit from the karat gold product line was a break-even. By reducing selling, general and administrative expenses associated with this product line, along with other cost cutting measures, savings of approximately $4.5 million annually is expected. Excluding these nonrecurring charges the profit contribution increased $4,704,000 (130%) primarily due to the acquisition of Sumco Inc. and increased sales of Handy & Harman Electronic Materials. Management continues to focus on improving the profit contribution from this segment by the current expansion of production capacity at its precision electroplating companies and by rationalizing other facilities where necessary. Refinery earnings continue to be subject to precious metal price fluctuations as well as its ability to generate foreign earnings.

       The automotive (OEM) segment sales decreased $4,884,000 (10%) and the profit contribution decreased $4,394,000 (91%) due to a nonrecurring charge of $600,000 for the sale of the Company's two automotive cable business units and additional expenses relating to facility expansion and realignment to match changing volume requirements. Earnings for this segment during the second half of 1995 are anticipated to be approximately the same level as the prior year's comparable period.

       Sales for the wire/tubing segment increased $5,374,000 (14%) due to the improved economy, both domestic and European, and the increased capacity of the wire and tubing companies. The profit contribution increased $1,006,000 (23%) due to the increased sales, as well as reduced product costs stemming from improved manufacturing performance and reduced raw material cost. Partially offsetting the favorable performance of this segment was the start-up costs of the new tubing facility in Denmark. While maintaining the same level of performance in the second half is not anticipated, this segment's profit contribution is expected to exceed 1994's second half.

       In the other non-precious metal segment, sales increased $358,000 (10%). Profit contribution increased by $112,000 (25%) due to the increased level of sales.

       Interest expense increased $1,356,000 (33%) primarily due to higher rates. Proceeds from the previously discussed restructuring, sale of two automotive companies and sale of the Company's 50% joint venture interest in GO/DAN Industries will be available to reduce debt during the last half of the year. It is expected that interest expense (based on current rates) will be somewhat lower for the last half of 1995.

       The Company's income taxes are primarily composed of U.S. Federal and state income taxes. The higher effective income tax rate for 1995 over 1994 is attributable to goodwill amortization associated with the acquisition of Sumco in September 1994 as well as only being able to recognize a minor state tax benefit for the precious metal segment's nonrecurring charge taken in the second quarter of 1995.

COMPARISON OF SIX MONTHS OF 1995 VERSUS SIX MONTHS OF 1994

       Sales for the precious metal segment decreased $1,496,000 (1%). The decrease in sales was primarily related to sales of refining outturn, primarily in kilo bar and grain form, which decreased from $73,545,000 in 1994 to $59,773,000 in 1995. This type of precious metal sales can fluctuate significantly from period to period, however, the profit contribution effect for such fluctuation is minor since the profit margin on these sales is significantly less than the margins on other products in this segment. This decrease in sales was primarily offset by sales of Sumco Inc., acquired in the third quarter of 1994. The average price for gold was $383.57 per ounce and the average price for silver was $5.09 per ounce representing decreases of 0.0% and 4.5%, respectively, from the prior year. The profit contribution decreased $1,167,000 primarily due to the nonrecurring charges of $6,003,000 for severance costs and asset write-downs related to the decision to exit the karat gold fabricated product line in East Providence, Rhode Island and $3,546,000 of additional costs, primarily asset write-downs, related to the Company's ongoing operation in Fairfield, Connecticut. Excluding these nonrecurring charges the profit contribution increased $8,382,000 as previously discussed in the quarterly analysis.

The Automotive (OEM) segment sales decreased $5,679,000 (6%) and the profit contribution decreased $6,915,000 (74%) as previously discussed in the quarterly analysis.

Sales of the wire/tubing segment increased $12,184,000 (16%) and the profit contribution increased $3,041,000 (38%) as previously discussed in the quarterly analysis.

In the other non-precious metals segment sales increased $811,000 (11%) and profit contribution increased $183,000 (21%).

Interest expense increased $3,134,000 (40%) primarily due to higher interest rates on borrowings and leased metal.

The effective income tax rate for 1995 was 51.2% and 1994 was 41.7%. The reason for the increase in rates are as explained in the quarterly analysis.

                            PART II OTHER INFORMATION

Item 1.      Legal Proceedings

             Reference is made to the Company's Form 10-K Annual Report for the year ended December 31, 1994, and to the proceedings described therein under Part I, Item 3. Legal Proceedings and under Part II,
             Item I. Legal Proceedings of the Company's Form 10-Q for the quarter ended March 31, 1995. Negotiations and discovery procedures are continuing in this matter.

Item 4.      Submission of Matters to a Vote of Security Holders

             At the Company's Annual Meeting of Shareholders held May 9, 1995, the shareholders representing 12,402,255 shares voted to elect the seven nominated Directors; to ratify the appointment of KPMG Peat Marwick LLP as the Company's auditors; to ratify and approve the Handy & Harman 1995 Omnibus Stock Incentive Plan; and not to approve the shareholder proposal. The Company's Proxy Statement dated March 31, 1995 describes these matters in detail. The votes were as follows:


                                      Votes               Votes                Votes                                    Brokers
                                       For               Against              Withheld          Abstentions            Non-Votes
DIRECTORS

------------------------------------------------------------------------------------------------------------------------------------
 C.A. Abramson                      12,128,736              0                  273,519               --                    --
 R.E. Cornelia                      12,127,950              0                  274,305               --                    --
 R.N. Daniel                        12,006,818              0                  395,437               --                    --
 G.G. Garbacz                       12,105,975              0                  296,280               --                    --
 F.E. Grzelecki                     11,992,860              0                  409,395               --                    --
 G.M. Nichols                       12,098,292              0                  303,963               --                    --
 H.P. Sotos                         12,114,915              0                  287,340               --                    --

AUDITORS                            12,302,434            47,431                  0                 52,390                  0

Handy & Harman 1995
 Omnibus Stock

 Incentive Plan                      8,494,393         1,508,355                 --                203,739                  0

Shareholder proposal                 2,954,604         6,891,866                 --                360,019                  0


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

                                                     HANDY & HARMAN
                                                  ------------------------------
                                                     (Registrant)


                                                  J.M. McLoone /s/
                                                  ------------------------------
Date: August 10, 1995                             J.M. McLoone, Vice President -
                                                  Financial Services


Date: August 10, 1995                             D.C. Kelly /s/
                                                  ------------------------------
                                                  D.C. Kelly - Controller