Form 10-Q
period 1995-09-30
HANDY & HARMAN
filed 1995-11-07
CIK 45333

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q


/x/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the period ended          September 30, 1995
                     -------------------------------------------------

                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                        to
                               ----------------------    --------------

Commission File Number:              1-5365
                       ------------------------------------------------

                                HANDY & HARMAN
-----------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

        STATE OF NEW YORK                               13-5129420
-----------------------------------------------------------------------
         (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)         Identification No.)

        250 Park Avenue, New York, New York               10177
-----------------------------------------------------------------------
  (Address of principal executive offices)              (Zip code)

                              (212) 661-2400
------------------------------------------------------------------------
           (Registrant's telephone number, including area code)


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

The number of shares of issuer's Common Stock, par value $1.00 per share outstanding as of November 6, 1995 was 14,104,432.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        HANDY & HARMAN AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
               (unaudited-thousands of dollars except per share)


                                                      Three Months Ended                            Nine Months Ended
                                               -----------------------------------          -----------------------------------
                                               Sept 30, 1995         Sept 30, 1994          Sept 30, 1995         Sept 30, 1994
---------------------------------------------------------------------------------------------------------------------------------
Sales and service revenues                          $166,395              $194,743               $560,678              $583,206

Cost of sales and service                            144,668               169,183                478,829               503,220
---------------------------------------------------------------------------------------------------------------------------------

Gross profit                                          21,727                25,560                 81,849                79,986
---------------------------------------------------------------------------------------------------------------------------------

Selling, general and
  administrative expenses                             13,761                15,528                 47,688                45,792

Restructuring charge                                      --                    --                  6,003                    --
---------------------------------------------------------------------------------------------------------------------------------

Income from operations                                 7,966                10,032                 28,158                34,194
---------------------------------------------------------------------------------------------------------------------------------

Other deductions (income):
  Interest expense-net                                 4,849                 3,815                 15,792                11,624
  Other (net)                                            115                   240                  1,032                   269
---------------------------------------------------------------------------------------------------------------------------------
                                                       4,964                 4,055                 16,824                11,893
---------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                             3,002                 5,977                 11,334                22,301

Income tax provision                                   1,294                 2,500                  5,559                 9,300
---------------------------------------------------------------------------------------------------------------------------------

Net Income                                           $ 1,708              $  3,477                $ 5,775              $ 13,001
=================================================================================================================================

Earnings per share                                     $ .12                 $ .25                  $ .41                 $ .93
=================================================================================================================================

Dividends per share                                   $   --                $   --                  $ .18                 $ .15
=================================================================================================================================

Average shares outstanding                        14,103,000            14,063,000             14,097,000            14,043,000
=================================================================================================================================


See Accompanying Notes to Consolidated Financial Statements.

                        HANDY & HARMAN AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (thousands of dollars)

                                                                                Sept 30, 1995                 December 31, 1994
                                                                                 (unaudited)
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash                                                                              $  3,808                          $  2,559
  Accounts receivable, less allowance for doubtful
   accounts of $3,955 in 1995 and $3,597 in 1994                                      81,995                            82,733
  Inventories - at cost (Note b)                                                      89,412                            89,939
  Prepaid expenses, deposits and
   other current assets                                                               11,836                            12,105
-------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                 187,051                           187,336
-------------------------------------------------------------------------------------------------------------------------------

Investment in affiliates, at equity                                                    2,835                             2,207

Property, plant and equipment - at cost                                              279,195                           273,018
  Less accumulated depreciation and amortization                                     159,056                           155,818
-------------------------------------------------------------------------------------------------------------------------------
                                                                                     120,139                           117,200

Prepaid retirement costs (net)                                                        49,396                            47,459
Intangibles, net of amortization                                                      22,435                            22,991
Deferred charges                                                                       2,427                             2,745
Other assets                                                                           1,802                             2,185
Noncurrent assets of discontinued operations                                              --                            22,895
-------------------------------------------------------------------------------------------------------------------------------
                                                                                   $ 386,085                         $ 405,018
-------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term borrowings                                                             $ 60,500                          $ 34,750
  Current maturities of long-term debt                                                 3,500                             7,000
  Accounts payable                                                                    43,044                            45,044
  Futures payable                                                                     19,730                            37,772
  Advances from smelter                                                                   --                             4,118
  Other current liabilities                                                           28,229                            24,909
-------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                            155,003                           153,593
-------------------------------------------------------------------------------------------------------------------------------
Long-term debt, less current maturities                                              107,000                           131,750
Deferred income taxes                                                                 14,071                            13,551

Shareholders' equity:
  Common stock - par value $1; 60,000,000
   shares authorized; 14,611,432 shares issued                                        14,611                            14,611
  Capital surplus                                                                     12,029                            11,830
  Retained earnings                                                                   87,351                            84,114
  Foreign currency translation adjustment                                               (553)                             (720)
-------------------------------------------------------------------------------------------------------------------------------

                                                                                     113,438                           109,835
Less:  Treasury stock 507,000 shares - 1995
         and 532,652 shares - 1994 at cost                                             3,362                             3,491
         Unearned compensation                                                            65                               220
-------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                           110,011                           106,124
-------------------------------------------------------------------------------------------------------------------------------
                                                                                   $ 386,085                         $ 405,018
===============================================================================================================================

See Accompanying Notes to Consolidated Financial Statements.

                        HANDY & HARMAN AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        (Unaudited-thousands of dollars)

                                                                                       Increase (Decrease) in Cash
                                                                                             Nine Months Ended
                                                                             ----------------------------------------------
                                                                                Sept 30, 1995                Sept 30, 1994
---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                                        $ 5,775                      $ 13,001
   Adjustments to reconcile net income
    to net cash provided (used) by operating activities:
      Depreciation and amortization                                                   13,491                        11,376
      Provision for doubtful accounts                                                    313                           587
      (Gain) loss on disposal of property, plant
         and equipment                                                                  (187)                           62
      Net retirement cost                                                             (1,937)                       (2,438)
      Equity in earnings of affiliates                                                  (468)                         (267)
      Earned compensation - 1988 long-term incentive
        and outside director stock option plans                                          203                           185
      Restructuring & non-recurring charges                                            9,549                            --
      Provision for disposal of business units                                           600                            --
      Changes in assets and liabilities:
        Accounts receivable                                                             (126)                      (19,473)
        Refundable income taxes                                                           --                           500
        Inventories                                                                   (3,780)                        1,167
        Prepaid expenses                                                                (458)                         (825)
        Deferred financing costs                                                          --                        (1,886)
        Deferred charges and other assets                                               (442)                           39
        Accounts payable and accrued liabilities                                      (5,192)                       10,022
        Advances from smelter                                                         (4,118)                           --
        Deferred income tax                                                              520                            23
---------------------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                                    13,743                        12,073
---------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from sale of property, plant
      and equipment                                                                      483                            29
   Capital expenditures                                                              (17,782)                      (12,170)
   Acquisition, net of cash acquired                                                      --                       (25,568)
   Divestiture, net of cash sold                                                       3,211                            --
   Net investing activities of discontinued operations                                24,750                           500
   Investment in affiliates                                                             (100)                           --
---------------------------------------------------------------------------------------------------------------------------
         Net cash provided/(used) by investing activities                             10,562                       (37,209)
---------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from short-term borrowings                                                25,750                       (13,000)
   Payment of other long-term debt                                                   (13,250)                       (6,911)
   Net increase/(decrease) in long-term
    revolving credit facilities                                                      (15,000)                           --
   Net (increase)/decrease in futures receivable                                                                    48,851
   Net increase/(decrease) in futures payable                                        (18,042)                           --
   Dividends paid                                                                     (2,537)                       (2,107)
---------------------------------------------------------------------------------------------------------------------------
         Net cash provided/(used) by financing activities                            (23,079)                       26,833
---------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on net cash                                               23                            (4)
---------------------------------------------------------------------------------------------------------------------------
Net change in cash                                                                     1,249                         1,693
Cash at beginning of year                                                              2,559                         3,320
---------------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                                $ 3,808                      $  5,013
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


b. Inventories at September 30, 1995 and December 31, 1994 is comprised as follows (in thousands):


                                                                Sept 30, 1995                 December 31, 1994
                                                                -------------                 -----------------
                                                                  (Unaudited)
         Precious metals:
            Fine and fabricated metals in
               various stages of completion                          $ 33,956                         $ 37,825
         Non-precious metals:
            Base metals, factory supplies
               and raw materials                                       27,048                           25,175
            Work in process                                            18,544                           18,521
            Finished goods                                              9,864                            8,418
--------------------------------------------------------------------------------------------------------------

                                                                     $ 89,412                         $ 89,939
==============================================================================================================


         Lifo inventory - the excess of period end market value over Lifo cost was $146,776,000 at September 30, 1995 and $139,068,000 at December
         31, 1994.


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

                        HANDY & HARMAN AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


e. The following table presents certain selected financial data by industry segment (expressed in thousands of dollars) for the three months ended and nine months ended September 30, 1995 and 1994:

                                                         Three Months Ended                          Nine Months Ended
                                               ------------------------------------        -------------------------------------
                                               Sept 30, 1995          Sept 30, 1994        Sept 30, 1995          Sept 30, 1994
--------------------------------------------------------------------------------------------------------------------------------
      Sales and service revenues:

      Precious metals                                $91,449               $110,278             $300,951               $321,276
      Automotive (OEM)                                29,791                 41,906              118,461                136,255
      Wire/Tubing                                     41,878                 38,542              129,881                114,361
      Other non-precious
         metal businesses                              3,277                  4,017               11,385                 11,314
--------------------------------------------------------------------------------------------------------------------------------

      Total                                         $166,395               $194,743             $560,678               $583,206
================================================================================================================================

      Profit contribution before
         unallocated expenses:

      Precious metals                                 $4,049                 $3,589               $9,696*               $10,403
      Automotive (OEM)                                  (346)                 2,194                2,141                 11,596
      Wire/Tubing                                      4,162                  3,863               15,148                 11,808
      Other non-precious
         metal businesses                                436                    596                1,491                  1,468
--------------------------------------------------------------------------------------------------------------------------------

      Total                                            8,301                 10,242               28,476                 35,275

      General corporate expenses                        (450)                  (450)              (1,350)                (1,350)
      Interest expense (net)                          (4,849)                (3,815)             (15,792)               (11,624)
--------------------------------------------------------------------------------------------------------------------------------

      Income before taxes                             $3,002                 $5,977              $11,334                $22,301
================================================================================================================================


* Includes a restructuring charge as of June 30, 1995 for $6,003,000 as described in Note f below, and $3,546,000 of additional costs, primarily asset write-downs, related to the Company's ongoing operation in Fairfield, Connecticut.

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
                                                        ==========

Item 2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

      The Company's precious metal inventories, consisting principally of gold and silver, is readily convertible to cash. Furthermore, these precious metal inventories which are stated in the Balance Sheet at LIFO cost have a market value of $146,776,000 in excess of such cost as of September 30, 1995.

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

      During the third quarter of 1994, the Company finalized $215,000,000 of Revolving Credit Facilities with twenty banks which replaced the existing Credit Facilities dated March 16, 1992. These Credit Facilities provided $161,250,000 for a three year period and $53,750,000 for 364 days. As of September 30, 1995, $35,000,000 was borrowed under the long-term agreement and $5,500,000 was borrowed under the short-term agreement.

 In addition to the Revolving Credit Facilities, the banks also provided $250,750,000 of Gold and Silver Fee Consignment Facilities. The Fee Consignment Facility of $125,375,000 is for a three-year period and the short-term Fee Consignment Facility of $125,375,000 is for 364 days. All gold and silver consigned to the Company pursuant to these Consignment Agreements are located at the Company's plants in Fairfield, Connecticut and East Providence, Rhode Island. As of September 30, 1995, 14,000 ounces of gold and 13,745,000 ounces of silver were leased under this fee consignment facility. As a result of this fee consignment facility the Company was able to realize $53,087,000 of futures receivables on sales of precious metals for future delivery and increase futures payable for purchases of precious metals for future receipt by $19,730,000. This enabled the Company to reduce its bank borrowings.

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
                                                   ----------
                                                   $6,003,000
                                                   ==========


In addition to this restructuring charge the Company recorded other nonrecurring charges, primarily asset write-downs, pertaining to the continuing operation in its Fairfield, Connecticut facility amounting to $3,546,000 and also for the sale of the Company's two automotive cable business units amounting to $600,000. Future cash proceeds from these actions is estimated to be $23 million.

      On September 29, 1995 the Company received approximately $25 million in cash for its 50% joint venture interest in GO/DAN Industries.

      As we complete our exit from the gold fabrication business, a portion of the Company's gold inventory will be liquidated in order to match levels of ownership with current requirements. This action, along with the above transactions, will be used to fund the common stock buy back plan (up to 1.5 million shares) announced on November 6, 1995, reduce debt and provide funds for internal and external growth.

CASH PROVIDED BY OPERATING ACTIVITIES

      Net cash provided by operating activities amounted to $13,743,000 in 1995 and $12,073,000 in 1994. The cash provided by operating activities increased $1,670,000 primarily due to an increase of $4,833,000 in net income after adjustment for non cash income and expense items which was partially offset by an increase in working capital requirements amounting to $3,163,000.

CASH PROVIDED/USED BY INVESTING ACTIVITIES

      Net cash provided by investing activities amounted to $10,562,000 in 1995 and net cash used by investing activities amounted to $37,209,000 in 1994. The net cash provided by investing activities in 1995 was due to the sales of the Company's 50% joint venture (GO/DAN) for $24,750,000 and two automotive cable companies for $3,211,000 offset by net expenditures amounting to $17,399,000 primarily for the new tubing facility in Denmark, the expansion of production capacity in our precision electroplating companies and also our specialty wire company in the United Kingdom. The net cash used by investing activities in 1994 was due to the purchase of Sumco Inc. for net $25,568,000 and expenditures for machinery and equipment primarily in the wire and tubing segment.

CASH USED/PROVIDED BY FINANCING ACTIVITIES

      Net cash used by financing activities amounted to $23,079,000 in 1995 and provided by financing activities amounted to $26,833,000 in 1994. The net cash used by financing activities in 1995 was due to an decrease in futures payable (the purchase of precious metal inventory for future receipt) of $18,042,000, the reduction of debt of $2,500,000 and the payment of dividends of $2,537,000. The comparable period for 1994 was a net provider of cash due to a decrease in futures receivable (the sale of precious metal inventory for future delivery) of $48,851,000, partially offset by the payment of dividends of $2,107,000 and debt of $19,911,000.

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

COMPARISON OF THIRD QUARTER OF 1995 VERSUS THIRD QUARTER OF 1994

      Sales for the precious metal segment decreased $18,829,000 (17%). The decrease in sales was primarily related to sales of refining outturn, primarily in kilo bar and grain form, which decreased from $42,644,000 in 1994 to $29,068,000 in 1995. This type of precious metal sales can fluctuate significantly from period to period, however, the profit contribution effect for such fluctuation is minor since the profit margin on these sales is significantly less than the margins on other products in this segment. The average price for gold in 1995 was $384.35 per ounce and 1994 was $385.39 per
ounce.   The average price for silver in 1995 was $5.33 per ounce and 1994 was
$5.32 per ounce. The profit contribution (pre-tax income before deducting interest and Corporate expenses) increased $460,000 primarily due to the elimination of operating losses associated with the karat gold fabricated product line located in East Providence, RI. Management continues to focus on improving the profit contribution from this segment by the current expansion of production capacity at its precision electroplating companies and by rationalizing other facilities where necessary. Refinery earnings continue to be subject to continuing competitive pressures as well as its ability to generate foreign earnings.

      The automotive (OEM) segment sales decreased $12,115,000 (29%) and the profit contribution decreased $2,540,000 (116%) due to the sale of the cable business, shutdowns at customer facilities and also ongoing new product start-up costs. A positive contribution to earnings is expected from this segment for this year's remaining quarter.

      Sales for the wire/tubing segment increased $3,336,000 (9%) primarily due to meeting the strong demand of the European economy for products supplied by our U.K. wire company. The profit contribution increased $299,000 (8%) due to the overall strong performance of this segment's wire companies offset partially by the start-up costs of the new tubing facility in Denmark. A comparable contribution to profits is anticipated in this year's remaining quarter.

      In the other non-precious metal segment, sales decreased $740,000 (18%) and profit contribution decreased by $160,000 (27%) due to general consolidation of inventories by the Company's utility customers which reduced sales levels during this period.

      Interest expense increased $1,034,000 (27%) primarily due to higher rates. Proceeds from the previously discussed restructuring, sale of two automotive companies and sale of the Company's 50% joint venture interest in GO/DAN Industries has reduced debt as of September 30, 1995. It is expected that interest expense (based on current rates) will be somewhat lower for the last quarter 1995.

      The Company's income taxes are primarily composed of U.S. Federal and state income taxes. The effective income tax rate for 1995 was 43.1% and 1994 was 41.8% The higher effective income tax rate for 1995 over 1994 is attributable to goodwill amortization associated with the acquisition of Sumco in September 1994.

COMPARISON OF NINE MONTHS OF 1995 VERSUS NINE MONTHS OF 1994

      Sales for the precious metal segment decreased $20,325,000 (6%). The decrease in sales was primarily related to sales of refining outturn, primarily in kilo bar and grain form, which decreased from $116,189,000 in 1994 to $88,841,000 in 1995 and also decreased sales of karat gold fabricated products brought about by exiting the karat gold business. Sales of refining outturn can fluctuate significantly from period to period, however, the profit contribution effect for such fluctuation is minor since the profit margin on these sales is significantly less than the margins on other products in this segment. This decrease in sales was partially offset by sales of Sumco Inc., acquired in the third quarter of 1994. The average price for gold in 1995 was $388.82 per ounce and in 1994 was $383.90 per ounce. The average price for silver in 1995 was $5.17 per ounce and in 1994 was $5.33 per ounce. The profit contribution decreased $707,000 (7%). Nonrecurring charges of $6,003,000 for severance costs and asset write-downs related to the decision to exit the karat gold fabricated product line in East Providence, Rhode Island and $3,546,000 of additional costs, primarily asset write-downs, related to the Company's ongoing operation in Fairfield, Connecticut were recorded as of June 30, 1995. Excluding these nonrecurring charges the profit contribution increased $8,842,000 (85%) primarily due to the acquisition of Sumco Inc. and increased sales of Handy & Harman Electronic Materials.

      The Automotive (OEM) segment sales decreased $17,794,000 (13%) and the profit contribution decreased $9,455,000 (82%) due to the first half's additional expenses related to facility expansion, realignment to match changing volume requirements, and the nonrecurring charge of $600,000 for the sale of the Company's two automotive cable business units, and also shutdowns at customer facilities and new product start-up costs experienced in the third quarter.

      Sales of the wire/tubing segment increased $15,520,000 (14%) and the profit contribution increased $3,340,000 (28%) primarily due to strong sales, reduced product costs stemming from improved manufacturing performance and reduced raw material costs.

      In the other non-precious metals segment sales increased $71,000 (1%) and profit contribution increased $23,000 (2%).

      Interest expense increased $4,168,000 (36%) primarily due to higher interest rates on borrowings and leased metal.

      The effective income tax rate for 1995 was 49% and 1994 was 41.7%. The reason for the higher effective income tax rate for 1995 over 1994 is attributable to goodwill amortization associated with the acquisition of Sumco in September 1994 as well as only being able to recognize a minor state tax benefit for the precious metal segment's nonrecurring charge taken in the second quarter of 1995.

                           PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

         Reference is made to the Company's Form 10-K Annual Report for the year ended December 31, 1994, and to the proceedings described therein under Part I, Item 3. Legal Proceedings and under Part II, Item I. Legal Proceedings of the Company's Form 10-Q for the quarters ended March 31, 1995 and June 30, 1995. Negotiations and discovery procedures are continuing in this matter.


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



                                    HANDY & HARMAN
                                    ------------------------------
                                    (Registrant)




Date: November 6, 1995              J.M. McLoone /s/
      ----------------              ------------------------------
                                    J.M. McLoone, Vice President -
                                    Financial Services





Date: November 6, 1995              D.C. Kelly /s/
      ----------------              ------------------------------
                                    D.C. Kelly - Controller

                                EXHIBIT INDEX
                                -------------


               Exhibit No. 27          Financial Data Schedule