Form 10-K
period 1995-12-31
HANDY & HARMAN
filed 1996-04-01
CIK 45333

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                            ------------------------
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995        COMMISSION FILE NUMBER 1-5365

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
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                   NUMBER OUTSTANDING      NAME OF EACH EXCHANGE ON
              TITLE OF EACH CLASS                 AS OF MARCH 27, 1996         WHICH REGISTERED
- ------------------------------------------------  --------------------     ------------------------
Common Stock Par Value $1 Per Share.............       14,030,372          New York Stock Exchange
Common Stock Purchase Rights....................       14,030,372          New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the Common Stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant, based upon the closing sale price of the Common Stock on the New York Stock Exchange on March 27, 1996 was $224,607,000.

     Certain portions of the respective documents listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K.

(1) Annual Report to Shareholders for fiscal year ended December 31,     Part I, Item 1
    1995                                                                 Part II, Items 5-8
(2) Notice of Annual Meeting of Shareholders and Proxy Statement dated   Part III,
    April 1, 1996                                                        Items 10-13

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

     Historically, until commencing a diversification program in 1966, the Company was engaged primarily in the manufacture of silver and gold alloys in mill forms and the refining of precious metals from jewelry and industrial scrap. The Company's markets were largely among silversmiths and manufacturing jewelers, users of silver brazing alloys, and manufacturers who required silver and gold primarily for the properties of those metals. As part of these precious metals operations, the Company still publishes a daily New York price for its purchases of silver and gold and now also publishes a daily price for its fabricated silver and gold. The silver price is recognized, relied on and used by others throughout the world. Further, a review entitled "The Silver Market", which was published annually by the Company until it was discontinued in 1994, had been widely distributed in trade and financial centers in this country and abroad. The diversification program has added lines of precious metals products and various specialty manufacturing operations, including stainless steel and specialty metal alloy products, for industrial users in a wide range of applications which include the electrical, electronic, automotive original equipment, office equipment, oil and other energy related, refrigeration, utility, telecommunications and medical industries. In September 1994, the Company acquired Sumco Inc., a precision electroplating firm, which does electroplating of electronic connector and connector stock for the automotive, telecommunications, electronic and computer industries.

     The Company's business segments are (a) manufacturing and selling of non-precious metal wire, cable and tubing products primarily stainless steel and specialty alloys; (b) manufacturing and selling precious metals products and providing refining services; and (c) manufacturing and selling other specialty products supplied to natural gas, electrical and water utility companies. Three-year financial data for the Company's business segments appear under the caption "The Company's Business" on pages 15 and 16 of the Handy & Harman 1995 Annual Report to Shareholders (hereinafter referred to as the "Annual Report") and are incorporated by reference herein.

     Export sales and revenues are not significant in the total sales and revenues of any of the Company's business segments.

     In June 1991 the Company announced a major restructuring program designed to strengthen the Company's balance sheet by reducing debt and interest expense, to provide a sound basis for improved profitability and to allow management to concentrate on those businesses which have demonstrated potential for above average growth. See Note 11 to the Consolidated Financial Statements included in the Annual Report.

                   MANUFACTURING OF WIRE AND TUBING PRODUCTS

     The Company, through several subsidiaries, manufactures a wide variety of non-precious metal wire and tubing products. Small diameter precision drawn tubing fabricated from stainless steel, nickel alloy and carbon and alloy steel is produced in many sizes and shapes to critical specifications for use in the semi-conductor, aircraft, petrochemical, automotive, appliance, refrigeration and instrumentation industries. Additionally, tubular product is manufactured for the medical industry for use as implants, surgical supplies and instrumentation. Nickel alloy, galvanized, carbon steel and stainless steel wire products redrawn from rods are produced for such diverse applications as bearings, brushes, cable lashing, hose reinforcement, nails, knitted mesh, wire rope and cloth, air bags and antennas in the aerospace, automotive, chemical, communications, marine, medical, petrochemical, welding and other industries.

     Raw Materials -- The raw materials used in this segment include stainless, galvanized and carbon steels, nickel alloys and a variety of high performance alloys. The Company purchases all such raw materials at open market prices from domestic and foreign suppliers. The Company has not experienced any problem in obtaining the necessary quantities of raw materials. Prices and availability, particularly of raw materials purchased from foreign suppliers, will be affected by world market conditions and governmental policies.

     Competition -- There are many companies, domestic and foreign, which manufacture wire and tubing products of the types manufactured by this segment. Competition is based on quality, service, price and new product introduction, each of which is of equal importance.

     Distribution -- Most of the products manufactured by this segment are sold directly to customers through Company sales personnel and the remainder are sold through manufacturer's representatives and distributors.

                                PRECIOUS METALS
                         PRODUCTS AND REFINING SERVICES

     The operational structure of the parent company's precious metals activities consists of two distinct profit centers: Products Operations and Refining Operations. Both of these profit centers and the activities of other precious metals subsidiaries are included in the following discussion of the precious metals segment of the Company's business. Within the precious metals segment of the Company's business, two principal classes of products are manufactured: wire products and rolled products. The table on page 16 of the Annual Report, showing percentages of gross shipments of these classes of precious metals products which contributed ten percent or more to total sales and revenues, is incorporated herein by reference.

     The Company's profits from the products manufactured in this segment are derived from the "value added" of processing and fabricating and not from the purchase and resale of precious metals. In accordance with general practice in the industry, prices to customers are a composite of two factors; namely, (1) the value of the precious metal content of the product plus (2) an amount referred to as "fabrication values" to cover the cost of base metals, labor, overhead, financing and profit.

     Wire Products -- In the manufacture of the Company's wire products, precious metal alloys are cast, extruded and then drawn into wire. The Company's precious metal wire products consist of sterling and other alloys of silver, and other precious metal alloys in drawn and coiled wire and rod forms of differing diameters, ranging from seven thousandths of an inch to one fourth of an inch. The Company also manufactures Easy-Flo(R), Sil-Fos(R) and other silver brazing alloys in wire form for making permanent, strong, leak-tight joints of the metals joined. Brazing alloy wire is also sold in preformed rings and special shapes. The Company's precious metal alloy wire products are marketed for electrical conductive and contact applications in a wide variety of industries, including the aerospace, electronics and appliance industries. Manufacturing jewelers use the Company's precious metal wire in a wide range of production applications, including, for example, necklaces, bracelets, earring parts and pins and clips.

     Rolled Products -- The Company's rolled products are manufactured from precious metals in sheets, strips and bars of varying thicknesses, widths and lengths. These precious metal rolled products range in standard thickness from foils five ten thousandths of an inch thick to strips or bars three eighths of an inch thick and in standard widths from strips one eighth of an inch wide to fifteen inches wide. Rolled products are shipped in lengths up to many hundred feet. The Company's rolled products include precious metals bonded with other metals in bimetallic and trimetallic strips which provide more versatile industrial applications at a lower cost than would be possible if a solid precious metal or a precious metal alloy were used.

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

     Powder Products -- The Company produces silver/tin alloy powders for use in dental applications and silver/copper alloy powders, which are sold under the names Easy-Flo(R) and Sil-Fos(R) for use in industrial brazing applications.

     Precision Plating and Surface Finishing -- The Company produces precision electroplated materials and stamped parts (often using gold, silver, palladium and various base metals on such materials and stamped parts) for use in the semiconductor, telecommunications, automotive electronics and computer industries.

     Other Precious Metals Products -- The Company produces grain beads of various precious metal alloys by melting the metal and then pouring it through water. Grain beads are distinguished from the Company's precious metals powders, which are not as coarse and are produced by atomization spraying.

     The Company exited the karat gold fabricated product business in 1995. Karat gold was used in the production of wire products, rolled products and grain beads stated above. See Note 1 to the Consolidated Financial Statements included in the Annual Report.

     Refining Services -- The Company recovers precious metals from waste and scrap generated by users of the Company's precious metals products and other industrial users of precious metals, from metal-bearing objects delivered for that purpose, by non-manufacturing refining customers, and from high grade mining concentrates and bullion. The Company receives a fee for this service. After controlled sampling, assaying, weighing, determination of values and settlement with the customer, the Company purchases for its own use the precious metal resulting from such refining, or, upon request by the customer, returns an equivalent amount of metal to the customer. In addition to such precious metal recovery services, the Company is in the start-up phase of a component retrieval business which entails the disassembly services for computers and other electronic hardware, recovering and usable integrated circuits and recycling or appropriately disposing of the rest.

     Raw Materials -- The raw materials for the Company's precious metals products consist principally of silver, gold, copper, cadmium, zinc, nickel, tin and the platinum group metals in various forms. Gold and silver constitute the major portion of the value of the raw materials involved. In addition, the Company buys waste and scrap containing precious metals for recycling and refining as described above. The Company purchases all of its precious metals at free market prices from either refining customers, primary producers or bullion dealers. The prices of gold and silver are subject to fluctuations and are expected to continue to be affected by world market conditions. Nonetheless, the Company has not experienced any problem in obtaining the necessary quantities of raw materials required for this segment and, in the normal course of business, receives precious metals from suppliers and customers. These metals are returnable in fabricated or commercial bar form under agreed upon terms. Since precious metals are fungible, the Company does not physically segregate supplier and customer metals from its own inventories. Therefore, to the extent that supplier or customer metals are used by the Company, the amount of inventory which the Company must own is reduced. All raw materials used in this segment are readily available from several sources. For a discussion of the Company's inventory purchasing and pricing and of the Company's practices to eliminate the economic risk of precious metal price fluctuations, see "The Company's Business" on page 15 of the Annual Report.

     Working Capital Items -- The Company maintains a constant level of inventory of fine and fabricated precious metals in various stages of processing and/or refining for customer delivery requirements and for a continuous supply of raw materials. Such inventories are carried under the Last-In, First-Out
(LIFO) method of accounting. The LIFO carrying values are substantially less than the market values of the inventories. In the Notes to Consolidated Financial Statements, commencing on page 26 of the Annual Report, see Note 2 for a comparison of the cost and market values of the Company's precious metals inventories at December 31, 1995 and December 31, 1994 and Note 3 for a discussion of the effects of fluctuations in precious metals prices on the Company's credit requirements. Both Notes are incorporated by reference herein.

     Product Development, Patents and Trademarks -- While the Company holds a number of patents and trademarks related to its precious metals products and processes, and is licensed under others, the precious metals business, as a whole, is not dependent upon such patents. The Company's trademarks are registered in the United States and in several foreign countries. The Company maintains a technical laboratory and staff in connection with its precious metals operations and a portion of the work of that staff is devoted to metallurgical products and development.

     Distribution Facilities -- The Company distributes precious metals products directly to customers from its plants and service branches, except that certain products, primarily brazing alloys, are distributed through independent distributors throughout the United States and Canada. The Company has a marketing organization trained to service its customers and dealers, to solicit orders for its precious metal and related products and to obtain refining business. This organization markets all of the Company's refining services and precious metals products and provides special technical assistance with respect to precious metals through product engineers and other technical personnel. The Company maintains customer service and sales offices at its various manufacturing and processing plants and in Chicago. It also has warehouse facilities to support sales and distribution at each of its manufacturing and processing plants and in Chicago.

     Competition -- The Company is one of the leading fabricators and refiners of precious metals. The Company currently sells its precious metal fabricated products to approximately 5,000 customers throughout the United States and Canada. Although there are no companies in the precious metals field whose operations exactly parallel those of H&H in every area, there are a number of competitors in each of the classes of the Company's precious metals products. Many of these competitors also carry on activities in other product lines in which the Company is not involved. Competition is based on quality, service and price, each of which is of equal importance.

                   MANUFACTURING OF OTHER SPECIALTY PRODUCTS

     A subsidiary of the Company manufactures plastic and steel fittings and connections, plastic pipe and non-ferrous thermite welding powders for the natural gas, electrical and water distribution industries.

     Distribution -- Most of the Company's products comprising this segment are sold directly to customers through Company sales personnel. In particular, gas distribution supplies and fittings, thermite welding powders and certain other products are sold primarily through manufacturer's representatives to the ultimate users, with the remaining sales made by agents and manufacturer's representatives to distributors.

     Raw Materials -- The raw materials used in this segment include various steel alloys and various plastic compositions. The Company purchases all such raw materials at open market prices primarily from domestic suppliers. The Company has not experienced any problem in obtaining the necessary quantities of raw materials. Prices and availability, particularly as to raw materials purchased from foreign suppliers, will continue to be affected by world market conditions and governmental policies.

     Competition -- There are many companies, domestic and foreign, which manufacture products of the type manufactured by this segment. Some are larger than the Company and many are larger than the Company's operations with which they compete. Competition in portions of this segment's business is based primarily on price, and significant competition has come from lower priced foreign imports. Competition is otherwise generally based on quality, service and price, each of which is of equal importance.

                         AUTOMOTIVE ORIGINAL EQUIPMENT

     During 1995 the Company sold, in two phases, its automotive segment which manufactured a wide variety of parts, cables, components and assemblies for North American automotive original equipment manufacturers. The cable operations were sold on July 20, 1995 and the remaining operations on December 29, 1995. See Note 1 to the Consolidated Financial Statements included in the Annual Report.

                                SHARE REPURCHASE

     The Company may, at the discretion of its Board of Directors, elect to repurchase additional shares (up to an aggregate of one and one-half million), of its currently outstanding Common Stock.

                             GOVERNMENT REGULATION

     During the last fiscal year, the Company spent or committed approximately $4,800,000 in complying with federal, state and local occupational safety and health, environmental control and equal employment opportunity laws and regulations. These expenditures included monies spent by the Company in the clean-up of hazardous wastes and toxic substances under federal, state and local laws and regulations relating to protection of the environment. Typical of large domestic manufacturing concerns, the Company's operations may affect the environment. These operations may produce, process and dispose of materials and waste products which, under certain conditions, are toxic or hazardous under such environmental laws and regulations. The amount spent and committed above includes approximately $700,000 for operations which have been sold and are not expected to be repeated in the current fiscal year. Excluding these expenditures for operations which have been sold, the Company expects to make comparable expenditures and commitments during the current fiscal year, provided that no further changes are made in such laws and regulations or in their application. Such expenditures are not material to the competitive position or financial condition of the Company; however, such laws and regulations may require capital expenditures not now contemplated and may result in increased operating costs. See Item 3 Legal Proceedings.

                                     ENERGY

     The Company requires significant amounts of electricity, natural gas, fuel oil and propane to operate its facilities. The Company has few contracts covering natural gas or electricity, but has some one-year contracts for the delivery of fuel oil and propane at some facilities. These contracts are the result of competitive bidding.

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

                                   EMPLOYEES

     The Company had 2,567 employees on December 31, 1995. Of these, approximately 30 percent are covered by collective bargaining agreements, which expire at various times during the next three years.

ITEM 2.  PROPERTIES

     The Company has 26 active operating plants in the United States, Canada, England, Denmark and Singapore (50% owned) with a total area of approximately 2,000,000 square feet, including warehouse, office and laboratory space, but not including the plants used by the Singapore operation. The Company owns or leases sales, service and warehouse facilities at five other locations in the United States and England, which, with the Company's executive and general offices, have a total area of approximately 109,000 square feet and owns ten non-operating or discontinued locations with a total area of approximately 906,000 square feet. The Company considers its manufacturing plants and service facilities to be well maintained and efficiently equipped, and therefore suitable for the work being done. The productive capacity and extent of utilization of the Company's facilities is dependent in some cases on general business conditions and in other cases on the seasonality of the utilization of its products. Productivity can be expanded readily to meet additional demands. A description of the Company's principal plants by industry segment is as follows:

WIRE AND TUBING

     The headquarters of the wire portion of this segment is in Cockeysville, Maryland and the headquarters of the tubing portion of this segment is in Norristown, Pennsylvania. Manufacturing facilities are located in: Cockeysville, Maryland; Norristown, Pennsylvania; Willingboro and Middlesex, New Jersey; Oriskany, New York; Camden, Delaware; Evansville, Indiana; Retford, Notts. and Liversedge, Yorkshire, England; and Kolding, Denmark. All these plants are owned in fee except the Retford plant, which is leased.

PRECIOUS METALS

     The Company's principal precious metal products and refining services operations are conducted in: Fairfield and South Windsor, Connecticut; and Attleboro, Massachusetts. Other precious metal operations are conducted in:
Phoenix, Arizona; North Attleboro, Massachusetts; East Providence, Rhode Island; Cudahy, Wisconsin; Indianapolis, Indiana; Toronto, Canada and Singapore (50 percent owned). The Company owns all these operating plants in fee.

OTHER SPECIALTY PRODUCTS

     The principal facilities currently engaged in the Company's other specialty products businesses are located in Tulsa and Broken Arrow, Oklahoma, and Bolton, England. The Oklahoma plants are owned in fee while the Bolton plant is leased.

COMPANY'S OFFICES

     The Company's executive offices are in New York, New York and occupy 17,000 square feet under a lease. The Company has its general offices in leased premises containing approximately 30,000 square feet located in Rye, New York.

ITEM 3.  LEGAL PROCEEDINGS

     There are no pending legal proceedings to which the Company or any of its subsidiaries is a party or which any of their property is the subject, other than ordinary, routine litigation incidental to the business, none of which individually or in the aggregate is material to the business or financial condition of the Company, except as follows:

  Montvale, New Jersey Facility

     An action was commenced in April 1993 by the Borough of Park Ridge, New Jersey against Handy & Harman Electronic Materials Corporation, a subsidiary ("HHEM"), Handy & Harman and other defendants, in the Superior Court of New Jersey, Law Division, Bergen County, asserting that a chemical used at a formerly owned facility in Montvale, New Jersey, an adjoining municipality, had migrated and entered a drinking water supply of Park Ridge. This action seeks recovery of the alleged cost of treatment and remediation of water wells of the Borough of Park Ridge as a result of alleged contamination by the defendants. Although the precise amount of the Borough's claims is not known, a settlement demand of approximately $4.5 million has been made by the plaintiff.

     The presently scheduled trial date falls in September of 1996 but there is no assurance that the trial will take place during 1996.

     The Handy & Harman defendants deny responsibility for the alleged contamination of the Park Ridge wells and assert that if any such contamination exists as a result of operation of the Montvale facility, damages arising therefrom are the responsibility of the owner or operator thereof prior to the purchase of the facility by HHEM from Plessey Incorporated (Plessey). The Handy & Harman defendants have asserted substantial cross-claims against Plessey, GEC -- Marconi Materials Corp. and a vendor of the chemical involved. The

Handy & Harman defendants are seeking from the Plessey defendants, in the event that the Handy & Harman defendants are held to be responsible for any damages asserted by the Borough, return of the purchase price, repayment of amounts spent by HHEM in remediation of the site, contribution and indemnity.

     Plessey has asserted cross-claims for contribution and indemnity against the Handy & Harman defendants, as have other parties.

     Handy & Harman has filed a separate action, since consolidated with the above Park Ridge action, against Twin Cities Fire Insurance Company and other carriers, claiming coverage under various liability insurance policies.

     Although the final outcome of this matter cannot be assured, the Company believes that it will not have a materially adverse affect on the financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None during the fourth quarter of the year ended December 31, 1995.

                       EXECUTIVE OFFICERS OF THE COMPANY

     As of March 27, 1996, the executive officers of the Company, their ages, their present positions and offices, and their recent business experience and employment, are as follows:

          Richard N. Daniel -- age 60; Chairman (since 1988) and Chief Executive Officer of the Company (since 1983); a Director (since 1974).

          Frank E. Grzelecki -- age 58; President and Chief Operating Officer of the Company (since 1992); prior thereto Vice Chairman of the Board (since
     1989); a Director (since 1988).

          Paul E. Dixon -- age 51; Vice President, General Counsel and Secretary (since 1993); prior thereto Vice President and General Counsel (since
     1992); prior thereto Senior Vice President and General Counsel of The Warnaco Group (since prior to 1990).

          Dennis C. Kelly -- age 44; Controller (since 1993) of the Company; prior thereto Assistant Controller (since 1989).

          John M. McLoone -- age 53; Vice President -- Financial Services (since
     1992); prior thereto Group Vice President, Information Technologies for W.
     R. Grace & Co. (a multinational company) (since prior to 1990).

          Stephen B. Mudd -- age 64; Vice President (since 1983) and Treasurer (since 1977).

          Richard P. Schneider -- age 49; Vice President -- Corporate Development (since 1993); prior thereto Vice President -- Corporate Development of Sequa Corporation (a diversified manufacturing company) (since prior to 1990).

          Robert M. Thompson -- Age 63; Vice President (since 1994); prior thereto Group Vice President (since 1984).

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     The information for this Item is incorporated by reference to the section entitled "Stock Trading and Dividends" on page 16 of the Annual Report and to
Note 6 of the Notes to Consolidated Financial Statements included in the Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA

     The information for this Item is incorporated by reference to the section entitled "Five Year Selected Financial Data" on page 17 of the Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information for this Item is incorporated by reference to the section entitled "Management's Discussion and Analysis" on pages 18 through 20 of the Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information for this Item is incorporated by reference to the Consolidated Financial Statements contained on pages 21 through 24 of the Annual Report and by reference to the Summary of Significant Accounting Policies contained on page 25 of the Annual Report and the Notes to Consolidated Financial Statements commencing on page 26 of the Annual Report and by reference to the Independent Auditors' Report set forth on page 32 of the Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information for this Item is incorporated by reference to the section entitled "Election of Directors," on pages 2 and 3 of the Company's Proxy Statement, dated April 1, 1996 (the "Proxy Statement"), for the 1996 Annual Meeting of Shareholders and by reference to the item captioned "Executive Officers of the Company" at the end of Part I of this Annual Report on Form 10-K. No person who was during the 1995 fiscal year a director, officer or beneficial owner of more than ten percent of any class of equity securities of the registrant failed to file on a timely basis reports required by Section 16(a) of the Exchange Act of 1934, as amended.

ITEM 11.  EXECUTIVE COMPENSATION

     The information for this Item is incorporated by reference to the sections entitled "Executive Compensation," "Base Salaries," "Annual Incentive Awards for 1995," "Stock Options," "Long-Term Incentive Plan," "Compensation Committee Report on Executive Compensation," "Pensions," "Compensation of Directors," "Employment Contracts and Termination of Employment and Change-in-Control Agreements" on pages 4 to 11 of the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information for this Item is incorporated by reference to the sections entitled "Voting Rights and Principal Holders Thereof" and "Election of Directors" on pages 1, 2 and 3, respectively, of the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information for this Item is incorporated by reference to the section entitled "Election of Directors" on pages 2 and 3 of the Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) DOCUMENTS FILED AS A PART OF THIS REPORT

  1. FINANCIAL STATEMENTS

     The Consolidated Financial Statements (pages 21 through 24 of the Annual Report), the Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements (pages 25 through 31 of the Annual Report), the Independent Auditors' Report (page 32 of the Annual Report) and the items of Supplementary Information incorporated by reference in Part II, Item 8 of this Report are incorporated by reference.

  2. FINANCIAL STATEMENT SCHEDULE

     The following Financial Statement Schedule is filed as a part of this Report, beginning herein at the respective pages indicated:

          (i) Report and Consent of Independent Auditors (page F-1).

          (ii) Schedule II -- Valuation and Qualifying Accounts and Reserves (page S-1).

     All other Schedules are omitted because they are not applicable or not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

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

     (k) Agreement dated as of May 1, 1989, between the Company and R. N. Daniel (Filed as Exhibit 10(k) to the Company's 1989 Annual Report on Form 10-K and incorporated herein by reference).

     (l) Amendment to Agreement between the Company and R. N. Daniel approved by the Company on May 11, 1993, (Filed as Exhibit 10(m) to the Company's 1993 Annual Report on Form 10-K and incorporated herein by reference).

     (m) Supplemental Executive Retirement Plan approved and restated by the Company in December 1994.

     (n) Outside Directors' Stock Option Plan (Filed as Exhibit 10(m) to the Company's 1990 Annual Report on Form 10-K and incorporated herein by reference).

     (o) Amended and Restated Joint Venture Agreement dated as of June 1, 1990, by and between Allen Heat Transfer Products Inc. and Handy & Harman Radiator Corporation (Filed as Exhibit 2 to the Company's Report on Form 8-K for June 1990 and incorporated herein by reference).

     (p) Handy & Harman Long-Term Incentive Stock Option Plan (Filed as Exhibit 10(p) to the Company's 1991 Annual Report on Form 10-K and incorporated herein by reference).

     (q) Handy & Harman Supplemental Executive Plan (Filed as Exhibit 10(q) to the Company's 1992 Annual Report on Form 10-K and incorporated herein by reference).

     (r) Amended and Restated Agreement between the Company and Mr. Grzelecki (Filed as Exhibit 10(r) to this Annual Report on Form 10-K.

     (s) Press Release of the Company dated November 6, 1995 (Filed as Exhibit 10(s) to this Annual report on Form 10-K.

     (t) 1995 Omnibus Stock Incentive Plan (Filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 33-80803) on December 22, 1995, under the Securities Act of 1933 and incorporated herein by reference.

     (11) Statement re computation of per share earnings. Incorporated by reference to Item (h) of Summary of Significant Accounting Policies on page 25 of the Annual Report.

     (13) Pages 15 through 32 of the Company's Annual Report to Shareholders for 1995. Except for those portions which are expressly incorporated by reference in this Annual Report on Form 10-K, this exhibit is furnished for the information of the Commission and is not deemed to be filed as part of this Annual Report on Form 10-K.

     (21) List of Subsidiaries of the Company. Filed as Exhibit 21 to this Annual Report on Form 10-K.

     (23) Report and Consent of Independent Auditors. Included as part of the Report and Consent of Independent Auditors on page F-1 filed with the Financial Statement Schedule as part of this Annual Report on Form 10-K pursuant to Part IV hereof and incorporated herein by reference thereto.

(B) REPORTS ON FORM 8-K

     The Company filed a Report on Form 8-K on January 10, 1996, with respect to the sale of the assets of the Handy & Harman Automotive Group, Inc.

     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 2-78264 (filed July 1,1982), 33-37919 (filed November 21, 1990), 33-43709
(filed October 31, 1991) and 33-80803 (filed December 22, 1995):

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

                                          HANDY & HARMAN

Dated: March 28, 1996
                                          By /s/  R. N. Daniel
                                               R. N. Daniel

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company, in the capacities and on the respective dates indicated.

               SIGNATURE                                   TITLE                       DATE
- ----------------------------------------    ------------------------------------  ---------------
/s/  R.N. DANIEL                            Chairman and Director (Principal       March 28, 1996
- ----------------------------------------    Executive Officer)
(R.N. Daniel)
/s/  F.E. GRZELECKI                         President and Director (Chief          March 28, 1996
- ----------------------------------------    Operating Officer)
(F.E. Grzelecki)
/s/  J.M. MCLOONE                           Vice President -- Financial Services   March 28, 1996
- ----------------------------------------    (Principal Financial Officer)
(J.M. McLoone)
/s/  D.C. KELLY                             Controller (Principal Accounting       March 28, 1996
- ----------------------------------------    Officer)
(D.C. Kelly)
/s/  C.A. ABRAMSON                          Director                               March 28, 1996
- ----------------------------------------
(C.A. Abramson)
/s/  R.E. CORNELIA                          Director                               March 28, 1996
- ----------------------------------------
(R.E. Cornelia)
/s/  G.G. GARBACZ                           Director                               March 28, 1996
- ----------------------------------------
(G.G. Garbacz)
/s/  G.M. NICHOLS                           Director                               March 28, 1996
- ----------------------------------------
(G.M. Nichols)
/s/  H.P. SOTOS                             Director                               March 28, 1996
- ----------------------------------------
(H.P. Sotos)
/s/  E.J. SUSSMAN                           Director                               March 28, 1996
- ----------------------------------------
(E.J. Sussman)
/s/  R.E. TETRAULT                          Director                               March 28, 1996
- ----------------------------------------
(R.E. Tetrault)

                   REPORT AND CONSENT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND SHAREHOLDERS HANDY & HARMAN:

     Under the date of February 12, 1996 we reported on the consolidated balance sheet of Handy & Harman and Subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 1995. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule on page S-1. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

     In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in the Summary of Significant Accounting Policies, the Company adopted Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" in 1993.

     We also consent to the incorporation by reference in the Registration Statements on Form S-8 (Registration Nos. 2-78264, 33-37919, 33-43709 and 33-80803) of Handy & Harman of our report dated February 12, 1996.

                                          KPMG PEAT MARWICK LLP

New York, New York
March 28, 1996

                             THE COMPANY'S BUSINESS

     The Company's industry segments are: manufacturing of specialty wire and tubing, manufacturing of precious metals products and refining services, and manufacturing of other non-precious metal products. The table below presents information about the segments with additional segment information for 1995, 1994 and 1993 found in Note 7 of the Notes to Consolidated Financial Statements on page 29. A further analysis of the industry segments can be found under "Management's Discussion and Analysis" beginning on page 18.

     The wire and tubing segment has two basic product types. Stainless steel wire is drawn from rod to a wide range of smaller diameters. Applications are widespread and include springs, telecommunication support cables, antennas, brushes, and belts. Tubing is manufactured from carbon steel, stainless steel, and a variety of specialty alloys. Applications are similarly numerous including refrigeration, automotive, hydraulic, medical and aerospace.

     The precious metals segment is engaged in precision plating and surface finishing for electronic and electrical components, the manufacturing of a variety of products, generally in mill forms, containing silver, gold and other precious metals in combination (alloys) with non-precious metals, and the sale of such products to users in a wide range of industries, including silverware and jewelry, electrical and electronic, automotive and appliance. The Company also provides metal refining services for the recovery of precious metals from jewelry and industrial scrap as well as the recovery of high grade mining concentrates and bullion.

     It is the Company's operating policy to maintain constant inventory levels under the last-in, first-out (LIFO) method of accounting. Precious metals are purchased at the same prices and quantities as selling commitments to customers. In the normal course of business, the Company accepts precious metals from suppliers and customers, which quantities are returnable in fabricated or commercial bar form under agreed upon terms. Since precious metals are fungible, the Company does not physically segregate the supplier and customer metals. Therefore, to the extent such metals are used by the Company to meet its operating requirements, the amount of inventory which the Company must own is reduced. The Company's inventory positions are sufficient to protect against any losses in connection with these supplier and customer accounts. To the extent that additional inventory is required to support operations, precious metals are purchased and immediately sold for future delivery, eliminating the economic risk of price fluctuations. Such purchases and sales are not included in either sales or cost of sales. From time to time, management reviews the appropriate inventory levels and may elect to make adjustments.

     A high percentage of the selling price for precious metals products is the cost of the precious metal content. Therefore, both sales and cost of sales are influenced by fluctuations in the prices of precious metals. Service revenues, which represent charges to customers for processing refining lots, do not include the value of precious metals. In addition, certain customers choose to do business on a "toll" basis, that is, to furnish bullion to Handy & Harman for fabrication. When the metals are returned to the customer in fabricated form, the customer pays only a fabrication charge, and the precious metal value of this consignment business is not included in sales or cost of sales.

     The business unit in the other non-precious metal businesses segment manufactures products using steel and plastic which are sold principally to water and natural gas distribution companies. Certain subsidiaries sold in 1993 manufactured a variety of specialty metal products using copper, steel, nickel, plastics and other raw materials.

     The following table provides details of sales and service revenues from continuing operations, as well as profit contribution by each reportable segment before general corporate and interest expenses. See "Management's Discussion and Analysis" beginning on page 18.

                                                               1995         1994         1993
                                                             --------     --------     --------
                                                                   (Thousands of dollars)
Sales and service revenues:
  Wire/Tubing..............................................  $175,092     $153,750     $139,344
  Precious metals..........................................   404,505      434,671      340,725
  Other non-precious metal businesses......................    15,900       15,078       25,032
                                                             --------     --------     --------
                                                             $595,497     $603,499     $505,101
                                                             ========     ========     ========
Profit contribution before unallocated expenses:
  Wire/Tubing..............................................  $ 18,225     $ 14,395     $ 11,898
  Precious metals..........................................    13,287       13,582        9,418
  Other non-precious metal businesses......................     2,275        1,938       (2,673)
                                                             --------     --------     --------
                                                               33,787       29,915       18,643
General corporate expenses.................................    (1,800)      (1,850)      (2,075)
Interest expense (net).....................................   (17,337)     (13,427)     (13,588)
                                                             --------     --------     --------
Income from continuing operations before income taxes and
  cumulative effect of accounting change...................  $ 14,650     $ 14,638     $  2,980
                                                             ========     ========     ========

     The following table segregates identifiable assets to the three reported segments, corporate and discontinued operations.

                                                                           ASSETS
                                                             ----------------------------------
                                                               1995         1994         1993
                                                             --------     --------     --------
                                                                   (Thousands of dollars)
Wire/Tubing................................................  $103,939     $ 92,696     $ 80,442
Precious metals............................................   158,868      150,812      171,397
Other non-precious metal businesses........................    10,568       16,149       17,160
Corporate..................................................    67,674       51,318       47,614
Discontinued operations....................................        --       94,043       89,547
                                                             --------     --------     --------
                                                             $341,049     $405,018     $406,160
                                                             ========     ========     ========

     The comparison of Handy & Harman's precious metals segment sales dollars from year to year is affected by changing market values of the silver, gold and other precious metals which comprise a substantial portion of the sales price. The table below shows all classes of similar precious metals products (measured by gross weight of shipments as a percentage of total segment shipments) which contributed 10% or more to total sales and revenues during 1995, 1994 and 1993.

                                                                          PERCENT OF SHIPMENTS
                                                                         ----------------------
                                                                         1995     1994     1993
                                                                         ----     ----     ----
Rolled Products........................................................   33%      43%      50%
Wire Products..........................................................   53%      43%      33%
Bullion................................................................    2%       2%       1%

STOCK TRADING AND DIVIDENDS

     Handy & Harman Common Stock is traded on the New York Stock Exchange. The following table sets forth, for the quarterly periods indicated, the reported high and low sales prices for the Common Stock on the New York Stock Exchange and the dividends paid on the Common Stock during such periods.

     At February 15, 1996, there were 3,096 holders of record of Common Stock of Handy & Harman. Dividend payments are subject to the restrictions described in
Note 3 to the Consolidated Financial Statements.

                                                              COMMON STOCK
                                                              SALES PRICES      DIVIDEND PAID ON
                                                              -------------       COMMON STOCK
                                                              HIGH     LOW         PER SHARE
                                                              ----     ----     ----------------
1995
January 1-March 31..........................................  $16 1/2  $14 1/8         6c
April 1-June 30.............................................  16 1/2   14 7/8          6c
July 1-September 30.........................................  16 7/8   14 5/8          6c
October 1-December 31.......................................  16 5/8   13 5/8          6c
1994
January 1-March 31..........................................  $16 1/4  $14 3/8         5c
April 1-June 30.............................................  14 3/4     13            5c
July 1-September 30.........................................  17 5/8   13 5/8          5c
October 1-December 31.......................................  17 1/8   13 1/2          5c

SELECTED QUARTERLY DATA

     Summarized financial data for interim periods of 1995 and 1994 (expressed in thousands of dollars, except per share data) are shown below.

                                                                1995 QUARTER ENDED
                                                  -----------------------------------------------
                                                  MAR. 31      JUNE 30      SEPT. 30     DEC. 31
                                                  --------     --------     --------     --------
Sales...........................................  $153,417     $154,358     $137,349     $150,373
Gross profit....................................    25,695       24,737       20,369       19,499
Earnings (loss):
  Continuing operations.........................     4,166       (1,261)       2,337        2,482
  Discontinued operations.......................     1,022          140         (629)      10,383
                                                  --------     --------     --------     --------
Net income (loss)...............................  $  5,188     $ (1,121)    $  1,708     $ 12,865
                                                  --------     --------     --------     --------
Earnings (loss) per share:
  Continuing operations.........................  $    .30     $   (.09)    $    .16     $    .18
  Discontinued operations.......................       .07          .01         (.04)         .73
                                                  --------     --------     --------     --------
Net income (loss)...............................  $    .37     $   (.08)    $    .12     $    .91
                                                  ========     ========     ========     ========

                                                                1994 QUARTER ENDED
                                                  -----------------------------------------------
                                                  MAR. 31      JUNE 30      SEPT. 30     DEC. 31
                                                  --------     --------     --------     --------
Sales...........................................  $143,091     $153,098     $153,668     $153,642
Gross profit....................................    18,476       20,564       20,147       21,742
Earnings:
  Continuing operations.........................     1,754        2,288        2,252        2,240
  Discontinued operations.......................     2,699        2,783        1,225        1,270
                                                  --------     --------     --------     --------
Net income......................................  $  4,453     $  5,071     $  3,477     $  3,510
                                                  --------     --------     --------     --------
Earnings per share:
  Continuing operations.........................  $    .13     $    .16     $    .16     $    .16
  Discontinued operations.......................       .19          .20          .09          .09
                                                  --------     --------     --------     --------
Net income......................................  $    .32     $    .36     $    .25     $    .25
                                                  ========     ========     ========     ========

     The 1995 continuing operations second quarter includes the after tax impact of nonrecurring charges of $6,150,000 or $.44 per share.

     The 1995 discontinued operation's fourth quarter includes the gain from its sale of $11,496,000, net of taxes.

                       FIVE YEAR SELECTED FINANCIAL DATA

                                        1995         1994         1993         1992         1991
                                      --------     --------     --------     --------     --------
                                                    (Dollars in thousands except per share figure)
OPERATIONS
Sales and service revenues........... $595,497     $603,499     $505,101     $434,483     $416,143
Income (loss) from continuing
  operations.........................    7,724        8,534        2,312(a)     5,454      (12,786)
Income (loss) from discontinued
  operations.........................   10,916        7,977        7,164        6,243      (21,723)
Net income (loss)....................   18,640       16,511        9,476(a)    11,697      (34,509)
Dividends............................    3,383        2,811        2,803        2,801        6,013
                                      --------     --------     --------     --------     --------
PER SHARE DATA
Income (loss) from continuing
  operations.........................      .55          .61          .17(a)       .39         (.92)
Income (loss) from discontinued
  operations.........................      .77          .57          .51          .45        (1.55)
Net income (loss)....................     1.32         1.18          .68(a)       .84        (2.47)
Dividends............................      .24          .20          .20          .20          .43
Average shares outstanding
  (thousands)........................   14,092       14,050       14,021       14,001       13,985
                                      --------     --------     --------     --------     --------
FINANCIAL POSITION (AT DECEMBER 31)
Current assets.......................  163,101      187,336      226,441      200,613      191,072
Current liabilities..................  113,621      153,593      114,534       92,444       96,004
Working capital......................   49,480       33,743      111,907      108,169       95,068
Property, plant and equipment-net....   91,406      117,200      106,220      109,605      112,363
Total assets.........................  341,049      405,018      406,160      371,351      358,708
Long-term debt.......................   93,500      131,750      188,750      186,287      181,329
Deferred income taxes................   13,534       13,551       11,276        7,681        4,059
Shareholders' equity.................  120,394      106,124       91,600       84,939       77,316
LIFO reserve(b)......................  141,458      139,068      141,273      105,416      111,209
                                      --------     --------     --------     --------     --------
STATISTICAL DATA
Property, plant and equipment
  acquired through capital
  expenditures.......................   23,143       18,567       15,147       14,440       12,728
Depreciation and amortization........   16,668       15,683       15,816       14,854       16,372
Interest expense (net)-continuing
  operations.........................   17,337       13,427       13,588       14,171       19,409
Number of shareholders...............    3,096        2,259        2,238        3,046        3,218
Number of employees at December 31...    2,567        4,826        4,246        4,478        4,333
                                      --------     --------     --------     --------     --------
FINANCIAL RATIOS
Return on average shareholders'
  equity.............................     16.5%        16.7%        10.7%        14.4%       (35.4%)
Current ratio........................      1.4          1.2          2.0          2.2          2.0
                                      ========     ========     ========     ========     ========

- ---------------

(a) Includes a benefit of $576,000 or $.04 per share, from cumulative effect of accounting change.
(b) Excess of year-end market value of LIFO inventory over cost.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

     The Company's precious metal inventory, consisting principally of gold and silver, is readily convertible to cash. Furthermore, these precious metal inventories which are stated in the Balance Sheet at LIFO cost have a market value of $141,458,000 in excess of such cost as of December 31, 1995.

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

     During the third quarter of 1994, the Company finalized $215,000,000 of Revolving Credit Facilities with twenty banks which provided $161,250,000 for a three year period and $53,750,000 for 364 days. Due to the sale of Handy & Harman's automotive segment, the three year portion of the credit facility was reduced to $96,250,000. As of December 31, 1995, $25,000,000 was borrowed under the long-term agreement and there were no borrowings under the short-term agreement. In addition to the Revolving Credit Facilities, the banks also provided $250,750,000 of Gold and Silver Fee Consignment Facilities as part of the refinancing in 1994. These facilities have been reduced to $158,500,000 after the Company exited the karat gold business in 1995. The Fee Consignment Facility of $79,250,000 is for a three-year period and the short-term Fee Consignment Facility of $79,250,000 is for 364 days. All gold and silver consigned to the Company pursuant to these Consignment Agreements are located at the Company's plant in Fairfield, Connecticut. As of December 31, 1995, 10,000 ounces of gold and 13,687,000 ounces of silver were leased under these fee consignment facilities. In 1994 as a result of this fee consignment facility the Company was able to realize $53,087,000 of futures receivables on sales of precious metals for future delivery and increase futures payable for purchases of precious metals for future receipt by approximately $37,772,000 which enabled the Company to reduce its bank borrowings.

     In addition to the Revolving Credit Facilities the Company has arrangements with four institutional lenders for $50,000,000 of long-term borrowings at a rate of 8.83% maturing in 2002.

     Over the past three years the Company's operating activities and investing activities have provided net cash of $78,370,000 and $16,801,000, respectively, which were used for financing activities amounting to $91,208,000.

CASH FLOW FROM OPERATING ACTIVITIES

     Net cash provided by operating activities amounted to $20,246,000 in 1995, $9,145,000 in 1994 and $48,979,000 in 1993. Net cash flow from operating activities increased $11,101,000 from 1994 to 1995 primarily due to a decrease in working capital requirements of $20,543,000, an increase in net income of $2,129,000, non-cash restructuring and nonrecurring charges of $8,369,000, partially offset by the gain on sale of business segment of $19,716,000. The decrease in working capital requirements was due primarily to a decrease in accounts receivable caused by the exit of the karat gold business as well as lower sales of the discontinued automotive segment.

     Net cash flow from operating activities decreased $39,834,000 from 1993 to 1994 primarily due to a use of cash to support an increase in accounts receivable related to higher levels of sales in 1994 versus 1993 and an increase in liabilities in 1993 providing a source of cash in 1993 not duplicated in 1994 as described below. This increase in liabilities was primarily attributable to purchases of precious metals and advances from smelter in 1993 by the Company's refining business. Although the level of liabilities associated with the refining business decreased in 1994, other operating units accounts payable increased, which maintained comparable levels of liabilities between 1994 and 1993.

CASH PROVIDED/(USED) IN INVESTING ACTIVITIES

     Net cash provided/(used) in investing activities amounted to $70,637,000 in 1995, ($47,703,000) in 1994 and ($6,133,000) in 1993. Net cash provided by investing activities increased $118,340,000 in 1995 over 1994 primarily due to net proceeds of $68,032,000 from the sale of the automotive (OEM) segment, an increase of $24,250,000 in net investing activities of discontinued operations due to 1994's remaining discontinued operations net assets being realized in 1995 from the sale of the Company's investment in and receivable from GO/DAN Industries, a joint venture, payments in 1994 for the purchase of Sumco Inc. in the amount of $26,000,000 and related acquired debt of $3,921,000, offset partially by the 1995 increase in capital expenditures of $4,576,000, primarily for plant expansion and machinery and equipment in the wire/tubing segment.

     Net cash used for investing activities increased $41,570,000 in 1994 over 1993 primarily due to the payments in 1994 for the purchase of Sumco Inc. in the amount of $26,000,000 and related acquired debt of $3,921,000, the decrease in proceeds from net investing activities of discontinued operations of $2,531,000 in 1994 from 1993, the increase in capital expenditures of $3,565,000 for plant expansion and machinery and equipment in the wire/tubing and discontinued automotive segments, and the proceeds from the sale of business units in 1993 for $5,072,000.

CASH USED IN FINANCING ACTIVITIES

     During this past three year period the Company's net financing activities were the repayment of $81,844,000 in debt, cash provided by the net decrease in futures receivable of $1,015,000, dividend payments of $8,997,000, and the purchase of Company stock of $1,382,000 for a total net cash usage of $91,208,000.

     The net cash used in financing activities was $86,718,000 in 1995 primarily due to the decrease in futures payable of $37,772,000 and increase in futures receivable of $7,681,000 (futures previously described), repayment of debt of $36,500,000, payment of dividends of $3,383,000 and purchase of the Company's common stock amounting to $1,382,000 (cash -- settlement basis) which is part of a plan to buy back up to 1.5 million shares of the Company's common stock announced on November 6, 1995.

     The net cash provided by financing was $37,798,000 in 1994 due to the Company's ability to realize its futures receivable of $53,087,000 and increase futures payable by $37,772,000, as previously described, offset by the repayment of debt of $50,250,000 and payment of dividends of $2,811,000.

     Net cash used by financing was $42,288,000 in 1993 primarily due to the purchases of precious metals by the Company's refining business and related immediate sale for future delivery which eliminates the economic risk of precious metal price fluctuations.

     The Company's program to expand productive capacity through acquisition of new businesses and expenditures for new property, plant and equipment will continue to be financed with internally generated funds and long-term debt, if necessary.

     The Company's foreign operations consist of five wholly owned subsidiaries, (one in Canada, three in the United Kingdom, and one in Denmark), and one equity investment in Asia. Substantially all unremitted earnings of such entities are free from legal or contractual restrictions.

COMPARISON OF 1995 VERSUS 1994

     Sales for the wire/tubing segment increased $21,342,000 (14%) due to the strong demand for wire products, most notably in Europe through the Company's U.K. business unit and also a strong increase in demand for seamless stainless steel tubing brought about by rapid growth in the semiconductor fabrication industry. Profit contribution (pre-tax income before deducting interest and Corporate expenses) increased $3,830,000 (27%) due to the increased sales above, reduced production costs stemming from new and/or improved manufacturing equipment and facilities, and reduced raw material costs all of which were partially offset by start up costs of the new tubing facility in Europe. Capital investment as well as new product development has created the potential for increased profits from this segment.

     Sales for the precious metal segment decreased $30,166,000 (7%). Sales of refining outturn, primarily in kilo bar and grain form, decreased from $157,142,000 in 1994 to $127,742,000 in 1995. This type of precious metal sales can fluctuate significantly from period to period, however, the profit contribution effect for such fluctuation is minor since the profit margin on these sales is significantly less than margins on other products in this segment. The average price of gold in 1995 was $384.19 per ounce and in 1994 was $384.14 per ounce. The average price of silver in 1995 was $5.19 per ounce and in 1994 was $5.29 per ounce. Decreased product sales due to exiting the karat gold fabricated product line, discussed below, were primarily offset by increased sales of the precision plating and surface finishing companies. The profit contribution decreased $295,000 (2%). In 1995 nonrecurring charges of $5,342,000 for severance costs, asset write-downs and other costs related to the decision to exit the karat gold fabricated product line in East Providence, Rhode Island and $4,207,000 of additional costs, primarily asset write-downs, related to the Company's ongoing operation in Fairfield, Connecticut were recorded. Excluding these nonrecurring charges the profit contribution increased $9,254,000 (68%) due to the increased sales of the precision plating and surface finishing companies as well as controlling operating costs. We anticipate earnings progress in our precious metal fabrication business, however, we still have concerns about the current performance of our refining operations.

     In the other non-precious metal segment, sales increased $822,000 (5%) and profit contribution increased $337,000 (17%) primarily due to substantial growth of this business unit's thermOweld(R) product line, which is anticipated to continue in 1996.

     Interest expense increased $3,910,000 (29%) primarily due to higher interest rates on borrowings and leased metal during the year.

     The effective income tax rate for 1995 was 47.3% and 1994 was 41.7%. The reason for the higher effective income tax rate for 1995 over 1994 is attributable to the valuation allowance for the deferred tax asset on foreign losses as well as goodwill amortization associated with the acquisition of Sumco Inc. in September 1994.

     During 1995 the Financial Accounting Standards Board issued SFAS No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and SFAS No. 123 "Accounting for Stock-based Compensation", both effective for fiscal years beginning after December 15, 1995. The Company will implement SFAS No. 123 using the proforma disclosure method described in the pronouncement. The future adoption in 1996 of SFAS No. 121 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

COMPARISON OF 1994 VERSUS 1993

     Sales for the wire/tubing segment increased $14,406,000 (10%) due to the improved economy, both domestic and European. The profit contribution increased $2,497,000 (21%) due to increased sales as well as improved manufacturing performance through capital investment which increased capacity in both the wire and tubing companies.

     Sales for the precious metal segment increased $93,946,000 (28%). Sales of refining outturn, primarily in kilo bar and grain form, increased from $102,018,000 in 1993 to $157,142,000 in 1994. This type of precious metal sales can fluctuate significantly from period to period, however, the profit contribution effect for such fluctuation is minor since the profit margin on these sales is significantly less than the margins on other products in this segment. The average price for gold in 1994 was $384.14 per ounce and in 1993 was $359.84 per ounce. The average price for silver in 1994 was $5.29 per ounce and in 1993 was $4.30 per ounce. The profit contribution increased $4,164,000 (44%) primarily due to strong sales and operating profits of our precision plating and surface finishing companies offset by lower sales for other industrial products caused by overcapacity and intense price competition.

     In the other non-precious metal segment, sales decreased $9,954,000 (40%) primarily due to the sale of three businesses in 1993. Profit contribution increased $4,611,000. Excluding the charge of $2,800,000 in 1993 relating to the sale of Valley Metals, Inc. and New Industrial Techniques, Inc. and operating losses of $1,125,000 of the sold businesses, the profit contribution increased $686,000 due to the increased sales to the natural gas industry by this segment's remaining unit.

     The Company's income taxes are primarily composed of U.S. Federal and state income taxes. The effective income tax rate was similar for 1994 and 1993.

                        CONSOLIDATED STATEMENT OF INCOME

                                                              YEAR ENDED DECEMBER 31,
                                                   ----------------------------------------------
                                                       1995             1994             1993
                                                   ------------     ------------     ------------
Sales and service revenues........................ $595,497,000     $603,499,000     $505,101,000
Cost of sales and service.........................  505,197,000      522,570,000      441,052,000
                                                   ------------     ------------     ------------
Gross profit......................................   90,300,000       80,929,000       64,049,000
Selling, general, and administrative expenses.....   52,256,000       50,273,000       45,266,000
Restructuring charge..............................    5,342,000               --               --
                                                   ------------     ------------     ------------
Continuing operations: operating income...........   32,702,000       30,656,000       18,783,000
                                                   ------------     ------------     ------------
Other deductions:
  Interest expense (net)..........................   17,337,000       13,427,000       13,588,000
  Other (net).....................................      715,000        2,591,000        2,215,000
                                                   ------------     ------------     ------------
                                                     18,052,000       16,018,000       15,803,000
                                                   ------------     ------------     ------------
Income from continuing operations before income
  taxes and cumulative effect of accounting
  change..........................................   14,650,000       14,638,000        2,980,000
Income tax provision..............................    6,926,000        6,104,000        1,244,000
                                                   ------------     ------------     ------------
Income from continuing operations before
  cumulative effect of accounting change..........    7,724,000        8,534,000        1,736,000
Cumulative effect of accounting change............           --               --          576,000
                                                   ------------     ------------     ------------
Income from continuing operations.................    7,724,000        8,534,000        2,312,000
                                                   ------------     ------------     ------------
Discontinued operations:
  Income/(loss) from operations, net of income
     taxes/(benefit)($401,000), $5,706,000,
     $5,103,000...................................     (580,000)       7,977,000        7,164,000
  Gain on disposal, net of income
     taxes -- $8,220,000..........................   11,496,000               --               --
                                                   ------------     ------------     ------------
                                                     10,916,000        7,977,000        7,164,000
                                                   ------------     ------------     ------------
Net income........................................ $ 18,640,000     $ 16,511,000     $  9,476,000
                                                   ============     ============     ============
Earnings per share:
  Continuing operations:
     Income from continuing operations before
       cumulative effect of accounting change..... $        .55     $        .61     $        .13
     Cumulative effect of accounting change.......           --               --              .04
                                                   ------------     ------------     ------------
  Total continuing operations.....................          .55              .61              .17
  Discontinued operations.........................          .77              .57              .51
                                                   ------------     ------------     ------------
Net income........................................ $       1.32     $       1.18     $        .68
                                                   ------------     ------------     ------------
Average number of shares outstanding..............   14,092,000       14,050,000       14,021,000
                                                   ============     ============     ============

- ---------------

The accompanying summary of significant accounting policies and notes are an integral part of the financial statements.

                           CONSOLIDATED BALANCE SHEET

                                                                          DECEMBER 31,
                                                                  -----------------------------
                                                                      1995             1994
                                                                  ------------     ------------
ASSETS
Current assets:
  Cash........................................................... $  6,637,000     $  2,559,000
  Accounts receivable, less allowance for doubtful accounts of
     $3,021,000 in 1995 and $3,597,000 in 1994...................   61,036,000       82,733,000
  Futures receivable.............................................    7,681,000               --
  Inventories....................................................   84,422,000       89,939,000
  Prepaid expenses, deposits and other current assets............    3,325,000       12,105,000
                                                                  ------------     ------------
Total current assets.............................................  163,101,000      187,336,000
                                                                  ------------     ------------
Investments in affiliates, at equity.............................    2,686,000        2,207,000
Property, plant and equipment....................................  214,345,000      273,018,000
  Less accumulated depreciation and amortization.................  122,939,000      155,818,000
                                                                  ------------     ------------
                                                                    91,406,000      117,200,000
Prepaid retirement costs (net)...................................   51,152,000       47,459,000
Intangibles, net of amortization.................................   22,141,000       22,991,000
Other assets.....................................................   10,563,000        4,930,000
Noncurrent assets of discontinued operations.....................           --       22,895,000
                                                                  ------------     ------------
                                                                  $341,049,000     $405,018,000
                                                                  ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings.......................................... $ 40,000,000     $ 34,750,000
  Current maturities of long-term debt...........................    3,500,000        7,000,000
  Accounts payable...............................................   32,899,000       45,044,000
  Futures payable................................................           --       37,772,000
  Advances from smelter..........................................           --        4,118,000
  Federal and foreign taxes on income............................    8,072,000        1,342,000
  Other current liabilities......................................   29,150,000       23,567,000
                                                                  ------------     ------------
Total current liabilities........................................  113,621,000      153,593,000
                                                                  ------------     ------------
Long-term debt, less current maturities..........................   93,500,000      131,750,000
Deferred income taxes............................................   13,534,000       13,551,000
Commitments
                                                                  ------------     ------------
Shareholders' equity:
  Common stock -- par value $1; 60,000,000 shares authorized;
     14,611,432 shares issued....................................   14,611,000       14,611,000
  Capital surplus................................................   12,033,000       11,830,000
  Retained earnings..............................................   99,371,000       84,114,000
  Foreign currency translation adjustment........................     (748,000)        (720,000)
                                                                  ------------     ------------
                                                                   125,267,000      109,835,000
Less: Treasury stock 1995 -- 603,800 shares; 1994 -- 532,652
  shares -- at cost..............................................    4,873,000        3,491,000
     Unearned compensation.......................................           --          220,000
                                                                  ------------     ------------
Total shareholders' equity.......................................  120,394,000      106,124,000
                                                                  ------------     ------------
                                                                  $341,049,000     $405,018,000
                                                                  ============     ============

- ---------------

The accompanying summary of significant accounting policies and notes are an integral part of the financial statements.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                           THREE YEARS ENDED DECEMBER 31, 1995
                            -------------------------------------------------------------------------------------------------
                                                                         FOREIGN
                            PAR VALUE $1                                CURRENCY                                    TOTAL
                               COMMON        CAPITAL      RETAINED     TRANSLATION    TREASURY      UNEARNED    SHAREHOLDERS'
                               STOCK         SURPLUS      EARNINGS     ADJUSTMENT       STOCK     COMPENSATION     EQUITY
                            ------------   -----------   -----------   -----------   -----------  ------------  -------------
Balance, January 1, 1993... $14,611,000    $11,213,000   $63,741,000    $(693,000)   $(3,797,000)  $ (136,000)  $ 84,939,000
Net income.................                                9,476,000                                               9,476,000
Cash dividends on common
  stock -- $.20 per
  share....................                               (2,803,000)                                             (2,803,000 )
Remeasurement and
  amortization of stock
  issued under 1988
  long-term incentive
  plan.....................                     12,000                                                136,000        148,000
Stock awarded under outside
  director stock option
  plan (awarded
  5,236 -- issued 5,553
  shares)..................                     71,000                                    28,000                      99,000
Stock issued under the
  incentive stock option
  plan (2,513 shares)......                                                               (1,000)                     (1,000 )
Translation adjustment.....                                              (258,000)                                  (258,000 )


                            -----------    -----------   ------------  -----------   ------------ ----------- - ------------
Balance, December 31,
  1993.....................  14,611,000     11,296,000    70,414,000     (951,000)    (3,770,000)          --     91,600,000
Net income.................                               16,511,000                                              16,511,000
Cash dividends on common
  stock -- $.20 per
  share....................                               (2,811,000)                                             (2,811,000 )
Stock issued under 1988
  long-term incentive plan
  (28,600 shares)..........                    296,000                                   144,000     (220,000)       220,000
Stock awarded under outside
  director stock option
  plan (awarded 4,110
  shares)..................                     36,000                                                                36,000
Stock issued under the
  incentive stock option
  plan (27,000 shares).....                    202,000                                   135,000                     337,000
Translation adjustment.....                                               231,000                                    231,000


                            -----------    -----------   ------------  -----------   ------------ ----------- - ------------
Balance, December 31,
  1994.....................  14,611,000     11,830,000    84,114,000     (720,000)    (3,491,000)    (220,000)   106,124,000
Net income.................                               18,640,000                                              18,640,000
Cash dividends on common
  stock -- $.24 per
  share....................                               (3,383,000)                                             (3,383,000 )
Remeasurement and
  amortization of stock
  issued under 1988 long-
  term incentive plan......                      4,000                                    (6,000)     220,000        218,000
Stock awarded under outside
  director stock option
  plan (awarded
  3,290 -- issued 2,852
  shares)..................                     34,000                                    14,000                      48,000
Stock issued under the
  incentive stock option
  plan (22,800 shares).....                    165,000                                   115,000                     280,000
Shares purchased by Company
  for treasury (95,500
  shares)..................                                                           (1,505,000)                 (1,505,000 )
Translation adjustment.....                                               (28,000)                                   (28,000 )


                            -----------    -----------   ------------  -----------  ------------ ----------- - ------------
Balance, December 31,
  1995..................... $14,611,000    $12,033,000   $99,371,000    $(748,000)   $(4,873,000)          --   $120,394,000
                            ===========    ===========   ============  ============  ============ ============  ============

- ---------------

The accompanying summary of significant accounting policies and notes are an integral part of the financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                          YEAR ENDED DECEMBER 31,
                                                                 ------------------------------------------
                                                                     1995           1994           1993
                                                                 ------------   ------------   ------------
                                                                        INCREASE (DECREASE) IN CASH
Cash flows from operating activities:
Net income...................................................... $ 18,640,000   $ 16,511,000   $  9,476,000
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization...............................   16,668,000     15,683,000     15,816,000
    Provision for doubtful accounts.............................      329,000        784,000      1,195,000
    Loss/(gain) on disposal of property, plant and equipment....       91,000        454,000         (7,000)
    (Gain)/loss on disposal of business units...................     (460,000)     1,300,000      2,800,000
    Net prepaid retirement costs................................   (2,339,000)    (3,832,000)    (4,793,000)
    Equity in earnings of affiliates............................     (451,000)      (338,000)      (117,000)
    Earned compensation -- 1988 long-term incentive and outside
      director stock option plans...............................      266,000        277,000        214,000
    Restructuring and nonrecurring charges......................    8,369,000             --             --
    Gain on sale of business segment............................  (19,716,000)            --             --
    Changes in assets and liabilities, net of effects from
      acquisitions and divestitures:
      Accounts receivable.......................................    3,369,000    (12,813,000)     2,119,000
      Inventories...............................................   (7,877,000)      (459,000)    (3,714,000)
      Prepaid expenses..........................................    1,210,000     (1,425,000)       556,000
      Deferred financing costs..................................           --     (1,832,000)            --
      Deferred charges and other assets.........................   (1,671,000)      (714,000)       880,000
      Accounts payable and other current liabilities............    1,223,000     (2,996,000)    12,024,000
      Advances from smelter.....................................   (4,118,000)    (4,817,000)     8,935,000
      Federal and foreign taxes on income.......................    6,730,000      1,342,000             --
      Deferred income taxes.....................................      (17,000)     2,020,000      3,595,000
                                                                 -------------- -------------- --------------
Net cash provided by operating activities.......................   20,246,000      9,145,000     48,979,000
                                                                 -------------- -------------- --------------
Cash flows from investing activities:
  Proceeds from sale of property, plant and equipment...........      520,000        307,000        945,000
  Capital expenditures..........................................  (23,143,000)   (18,567,000)   (15,002,000)
  Acquisition, net of cash and debt acquired....................           --    (29,943,000)            --
  Divestitures, net of cash sold................................   68,032,000             --      5,072,000
  Investment in affiliates -- net...............................      478,000             --       (179,000)
  Net investing activities of discontinued operations...........   24,750,000        500,000      3,031,000
                                                                 -------------- -------------- --------------
Net cash provided/(used) in investing activities................   70,637,000    (47,703,000)    (6,133,000)
                                                                 -------------- -------------- --------------
Cash flows from financing activities:
  Proceeds from short-term borrowings...........................    5,250,000      6,750,000      5,500,000
  Repayment of other long-term debt.............................  (11,750,000)    (7,000,000)   (10,594,000)
  Net increase/(decrease) in long-term revolving credit
    facilities..................................................  (30,000,000)   (50,000,000)    10,000,000
  Net (increase)/decrease in futures receivable.................   (7,681,000)    53,087,000    (44,391,000)
  Net increase/(decrease) in futures payable....................  (37,772,000)    37,772,000             --
  Dividends paid................................................   (3,383,000)    (2,811,000)    (2,803,000)
  Purchase of treasury stock....................................   (1,382,000)            --             --
                                                                 -------------- -------------- --------------
Net cash provided/(used) in financing activities................  (86,718,000)    37,798,000    (42,288,000)
                                                                 -------------- -------------- --------------
Effect of exchange rate changes on net cash.....................      (87,000)        (1,000)       (50,000)
                                                                 -------------- -------------- --------------
Net change in cash..............................................    4,078,000       (761,000)       508,000
Cash at beginning of year.......................................    2,559,000      3,320,000      2,812,000
                                                                 -------------- -------------- --------------
Cash at end of year............................................. $  6,637,000   $  2,559,000   $  3,320,000
                                                                 ============== ============== ==============
Cash paid during the year for:
  Interest, net of contango on futures and forward contracts and
    interest rate swap.......................................... $ 20,979,000   $ 15,721,000   $ 15,719,000
  Income taxes.................................................. $  6,365,000   $  8,709,000   $  2,668,000
                                                                 ============== ============== ==============

- ---------------

The accompanying summary of significant accounting policies and notes are an integral part of the financial statements.

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A -- PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany items have been eliminated. Investments in affiliates, which are 20%-50% owned companies, are accounted for by the equity basis of accounting.

B -- INVENTORIES

     Precious metals inventories are valued at cost as computed under the last-in, first-out (LIFO) method, which is lower than market. Non-precious metals inventories are stated at the lower of cost (principally average) or market. For precious metals inventories no segregation among raw materials, work in process and finished goods is practicable.

C -- PROPERTY, PLANT AND EQUIPMENT, AND DEPRECIATION

     Property, plant and equipment are stated at cost. Depreciation and amortization are provided principally on the straight-line method for financial reporting purposes and on accelerated methods for tax purposes.

D -- INTANGIBLES AND AMORTIZATION

     Purchased patents are stated at cost, which is amortized over the respective remaining lives of the patents. The excess of purchase price over net assets acquired in business combinations is being amortized on the straight-line method over 40 years. The Company uses undiscounted cash flows when evaluating annually the recoverability of the unamortized balance for the excess of purchase price over net assets acquired in a business combination. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

E -- FUTURES CONTRACTS

     Consistent with the Company's policy of maintaining constant inventory levels under the last-in, first-out (LIFO) method of accounting, precious metals are purchased at the same prices and quantities as shipments to customers. Additionally, to the extent that an increase in inventory is required to support operations, precious metals are purchased and immediately sold for future delivery, creating a futures receivable and eliminating the economic risk of price fluctuations. Also to the extent there is a decrease in the inventory required to support operations, precious metals are sold and immediately purchased for future receipt, creating a futures payable and also eliminating the economic risk of price fluctuations.

     Future sales and purchases of precious metals are excluded from sales and cost of sales in the accompanying income statement. The related margin deposits are included with the futures receivable/ payable. The income/expense from future sales/purchases of precious metals is amortized over the contract period and is included in interest expense.

F -- SALES AND SERVICE

     A high percentage of the sales prices for the Company's precious metals products is the value of the precious metals content. Changes in the unit sales price of such precious metals result in corresponding changes in sales and cost of sales. The Company includes in both sales and cost of sales the precious metal value of sales of fabricated products if the customer purchased the precious metal from the Company, whether or not the precious metal is sold at the same time as the fabricated product. In addition, certain customers choose to do business on a "toll" basis, that is, to furnish bullion to Handy & Harman for fabrication. When the metals are returned to the customer in fabricated form, the customer pays only a fabrication charge, and the precious metal value of this consignment business is not included in sales or cost of sales.

     Service revenues, which represent charges to customers for processing refining lots, are recognized in income when the lots are settled with the customer as to precious metal content. Additional costs and smelter charges relating to the settled lots are accrued at that time.

G -- TAXES ON INCOME

     The Financial Accounting Standards Board Statement No. 109 ("SFAS 109"), "Accounting for Income Taxes", was issued in February 1992 and was adopted by the Company in the first quarter of 1993. Although SFAS No. 109 superseded SFAS No. 96, "Accounting for Income Taxes" adopted by the Company in 1987, it maintained the same requirement, among other things, that deferred tax liabilities or assets at the end of each period be determined using the tax rate expected to be in effect when taxes are actually paid or recovered. The significant change in SFAS No. 109 over SFAS No. 96 was the recognition of deferred tax assets with measurement based on the likelihood of realization of a tax benefit in future years. The cumulative effect of this change to January 1, 1993 amounted to $576,000 and is shown as a separate item in the Consolidated Statement of Income on page 21.

H -- INCOME PER SHARE

     Per share amounts are based on the weighted average number of shares outstanding during the year. Outstanding stock options are considered common stock equivalents using the treasury stock method and are included in the calculation when their effect would be dilutive; however they had no dilutive effect in 1995, 1994 and 1993.

I -- FOREIGN CURRENCY TRANSLATION

     Assets and liabilities of foreign subsidiaries have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the year. Resulting cumulative translation adjustments have been recorded as a separate component of shareholders' equity.

J -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value amounts for cash, receivables (net), and short-term borrowings approximate carrying amounts due to the short maturities of these instruments.

     The fair value of long-term debt was estimated based on the current rates offered to the Company for debt of the same remaining maturities. The fair value of long-term debt exceeded its carrying value by approximately $8,000,000. The Company has no plans to retire significant portions of its long-term debt prior to scheduled maturity.

K -- RECLASSIFICATIONS

     Certain reclassifications have been made to the 1994 and 1993 consolidated financial statements to conform to the 1995 presentation.

L -- NEW FINANCIAL ACCOUNTING STANDARDS

     During 1995 the Financial Accounting Standards Board issued SFAS No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and SFAS No. 123 "Accounting for Stock-based Compensation", both effective for fiscal years beginning after December 15, 1995. The Company will implement SFAS No. 123 using the proforma disclosure method described in the pronouncement. The future adoption in 1996 of SFAS No. 121 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ACQUISITIONS, DIVESTITURES, RESTRUCTURING AND OTHER CHARGES

     The Company sold its automotive (OEM) segment in two phases during 1995 and recorded a net gain on its sale amounting to $19,716,000. The first phase was the sale of this segment's cable operations on July 20, 1995 for which the Company received cash of $3,211,000. The cable operations' working capital retained by the Company also generated approximately $3,000,000 in cash. The second phase was the sale of this segment's remaining operations on December 29, 1995 for which the Company received $64,821,000 (net of cash sold) with an additional amount due of $5,246,000 in 1996. Accordingly, the results of this segment for all years presented are reported in the accompanying consolidated statement of income as discontinued operations. Revenues from this segment for 1995, 1994, and 1993 were $150,629,000, $181,866,000 and $156,607,000, respectively. The assets and liabilities of this discontinued operation included in the consolidated balance sheet for 1994 are as follows: Working capital -- $25,582,000, Net property, plant and equipment -- $24,813,000, Other assets -- $318,000.

     During 1995 the Company exited the karat gold fabricated product line located in its East Providence, Rhode Island facility. A restructuring charge to exit the business amounting to $5,342,000 was recorded as follows: employee separation (155 employees) -- $733,000, asset write-downs -$3,819,000, and other exit costs -- $790,000. This action was substantially completed at December 31, 1995. In addition to this restructuring charge, a charge of $4,207,000, primarily asset write-downs, was recorded relating to the Company's ongoing operation in Fairfield, Connecticut.

     Included in other deductions for 1995 is a gain on the sale of the Company's joint venture in Brazil amounting to $460,000.

     On September 9, 1994 the Company acquired 100% of Sumco Inc.'s outstanding shares for $26,000,000. The acquisition has been accounted for as a purchase; accordingly, the purchase price has been allocated to the underlying assets and liabilities based on their respective estimated fair values at the date of acquisition. The estimated fair value of assets acquired is $11,100,000 and liabilities assumed is $7,100,000 (inclusive of $3,921,000 of debt). The excess of the purchase price over the fair value of the assets acquired and liabilities assumed was $22,000,000 and is being amortized over a period of 40 years. This business was not material to the revenues of the Company. Included in Other Deductions are provisions for the disposals of the Company's interest in a Mexican joint venture of $1,300,000 and land and building of $400,000.

     In 1993 the Company received $5,072,000 in cash and $800,000 in notes for the sale of Valley Metals Inc., O&M Manufacturing Co. Division and New Industrial Techniques, Inc. The assets sold amounted to $8,294,000 and the liabilities assumed by the purchasers amounted to $1,233,000. A loss of $2,800,000 was recorded in 1993 on the sale of two of these units. These businesses were not material to the revenues of the Company.

NOTE 2: INVENTORIES AND FEE CONSIGNMENT FACILITIES

     The components of inventories at December 31, 1995 and 1994 are as follows:

                                                                       1995            1994
                                                                    -----------     -----------
Precious Metals:
  Fine and Fabricated metals in various stages of completion......  $34,230,000     $37,825,000
Non-Precious Metals:
  Base metals, factory supplies and raw materials.................   21,797,000      25,175,000
  Work in process.................................................   19,384,000      18,521,000
  Finished goods..................................................    9,011,000       8,418,000
                                                                    -----------     -----------
                                                                    $84,422,000     $89,939,000
                                                                    ===========     ===========

OTHER INVENTORY INFORMATION AT DECEMBER 31, 1995 AND 1994:

                                                                      1995             1994
                                                                  ------------     ------------
Precious metals stated at LIFO cost.............................  $ 28,870,000     $ 32,450,000
                                                                  ============     ============
LIFO inventory-excess of year-end market value over LIFO cost...  $141,458,000     $139,068,000
                                                                  ============     ============
Dec. 31 market value per ounce:
Silver..........................................................  $       5.11     $       4.87
Gold............................................................  $     386.95     $     382.40
                                                                  ============     ============

     Consigned precious metal ounces due to/(from) customers and suppliers:

                                                                         1995           1994
                                                                      ----------     ----------
Silver ounces
Net open account....................................................   6,130,000     (2,135,000)
Leased..............................................................  11,987,000     19,517,000
                                                                      ----------     ----------
Total...............................................................  18,117,000     17,382,000
                                                                      ==========     ==========
Gold ounces
Net open account....................................................       9,000        (32,000)
Leased..............................................................     113,000        326,000
                                                                      ----------     ----------
Total...............................................................     122,000        294,000
                                                                      ==========     ==========

     In 1994 the Company finalized a Gold and Silver Fee Consignment Facility amounting to $250,750,000 of which $158,500,000 remains after exiting the karat gold business in 1995. The Fee Consignment Facility of $79,250,000 is for a three-year period and the short-term Fee Consignment Facility of $79,250,000 is for 364 days. As of December 31, 1995, 13,687,000 ounces of silver and 10,000 ounces of gold were leased to the Company and are included in leased amounts above. The fee rate at December 31, 1995 for gold was 3.75% and silver was 2.00%.

NOTE 3: DEBT AND CREDIT AGREEMENTS

     The Company's borrowing requirements are primarily related to the level of inventories, the market value of precious metals, and changes in the Company's receivables. The Company adjusts the level of its credit facilities from time to time in accordance with its borrowing needs. At December 31, 1995, the Company had short-term credit facilities of $53,750,000; (see discussion below regarding revolving credit facilities) short-term bank borrowing amounted to $40,000,000. The corresponding amounts for December 31, 1994 were: credit facilities -- $53,750,000 and short-term bank borrowings -- $34,750,000.

     At December 31, 1995, 1994, and 1993 the average interest rate for outstanding short-term borrowing was 6.0%, 6.9% and 4.0%, respectively. During 1995, the average month-end short-term borrowing was $54,300,000; the weighted average interest rate of 6.5% was computed on the basis of the number of days the borrowings were outstanding; and the maximum month-end short-term borrowing was $75,500,000. The corresponding amounts for the years ended December 31, 1994 and 1993 were: average month-end borrowing-$53,777,000 and $15,688,000 weighted average interest rate 5.4% and 4.3%, and maximum month-end borrowing-$117,000,000 and $36,000,000.

     Long-term debt at December 31, 1995 and 1994 is summarized as follows:

                                                                      1995             1994
                                                                   -----------     ------------
Credit facility..................................................  $25,000,000     $ 55,000,000
8.83% notes due 2002.............................................   50,000,000       50,000,000
9.37% note due 1999..............................................   14,500,000       18,000,000
10.20% note due 1998.............................................           --        8,250,000
Industrial revenue bonds, floating rate, due 2004 -- 2005........    7,500,000        7,500,000
                                                                   -----------     ------------
                                                                    97,000,000      138,750,000
Less installments due within year................................    3,500,000        7,000,000
                                                                   -----------     ------------
Total long-term debt.............................................  $93,500,000     $131,750,000
                                                                   ===========     ============

     Maturities of long-term debt in each of the next five years are as follows (in thousands): $3,500, $3,500, $38,500, $14,000 and $10,000. During the third quarter of 1994, the Company finalized $215,000,000 of Revolving Credit Facilities with twenty banks. These Credit Facilities provided both $161,250,000 for a three year period and $53,750,000 for 364 days. Due to the sale of the Company's automotive segment, the three year portion of the credit facility was reduced to $96,250,000. Under both of these credit facilities interest is payable at the prime rate or LIBOR plus 1%, at the Company's option.

     All the above loans have restrictive covenants which, under the most restrictive covenants of the Company's long-term loan agreements $17,280,000 of consolidated retained earnings were unrestricted at December 31, 1995, as to the declaration of cash dividends and the acquisition of capital stock by the Company. Additionally, the agreements require the maintenance of specified ratios and a minimum tangible net worth of $134,000,000. At December 31, 1995 the Company was in compliance with all covenants.

NOTE 4: INCOME TAXES

     The components of pre-tax income are as follows (in thousands):

                                                                 1995        1994        1993
                                                                -------     -------     -------
Continuing operations -- domestic.............................  $13,270     $13,249     $ 2,585
Continuing operations -- foreign..............................    1,380       1,389         395
                                                                -------     -------     -------
                                                                 14,650      14,638       2,980
Discontinued operations -- domestic...........................   18,735      13,683      12,267
                                                                -------     -------     -------
  Total.......................................................  $33,385     $28,321     $15,247
                                                                =======     =======     =======

The provision for taxes on income was comprised of the following (in thousands):

                                                                             1995
                                                                -------------------------------
                                                                CURRENT     DEFERRED     TOTAL
                                                                -------     -------     -------
CONTINUING OPERATIONS
Federal.......................................................  $ 2,902     $ 1,792     $ 4,694
FOREIGN.......................................................    1,594        (386)      1,208
STATE AND LOCAL...............................................      256         768       1,024
                                                                -------     -------     -------
                                                                  4,752       2,174       6,926
                                                                -------     -------     -------
DISCONTINUED OPERATIONS
Federal.......................................................    7,598      (1,655)      5,943
STATE AND LOCAL...............................................    2,412        (536)      1,876
                                                                -------     -------     -------
                                                                 10,010      (2,191)      7,819
                                                                -------     -------     -------
  TOTAL.......................................................  $14,762     $   (17)    $14,745
                                                                =======     =======     =======

                                                                              1994
                                                                 ------------------------------
                                                                 CURRENT    DEFERRED    TOTAL
                                                                 ------     ------     --------
CONTINUING OPERATIONS
Federal........................................................  $1,940     $2,116     $  4,056
Foreign........................................................     748        (25)         723
State and local................................................   1,325         --        1,325
                                                                 ------     ------      -------
                                                                  4,013      2,091        6,104
                                                                 ------     ------      -------
DISCONTINUED OPERATIONS
Federal........................................................   4,154        184        4,338
State and local................................................   1,368         --        1,368
                                                                 ------     ------      -------
                                                                  5,522        184        5,706
                                                                 ------     ------      -------
  Total........................................................  $9,535     $2,275     $ 11,810
                                                                 ======     ======      =======

                                                                              1993
                                                                  -----------------------------
                                                                  CURRENT     DEFERRED   TOTAL
                                                                  -------     ------     ------
CONTINUING OPERATIONS
Federal.........................................................  $(3,083)    $3,803     $  720
Foreign.........................................................      160         91        251
State and local.................................................      573       (300)       273
                                                                  -------     ------     ------
                                                                   (2,350)     3,594      1,244
                                                                  -------     ------     ------
DISCONTINUED OPERATIONS
Federal.........................................................    3,875          1      3,876
State and local.................................................    1,227         --      1,227
                                                                  -------     ------     ------
                                                                    5,102          1      5,103
                                                                  -------     ------     ------
  Total.........................................................  $ 2,752     $3,595     $6,347
                                                                  =======     ======     ======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994 follow (in thousands):

                                                                             1995
                                                        ----------------------------------------------
                                                        DEFERRED TAX     DEFERRED TAX     NET DEFERRED
                                                           ASSETS        LIABILITIES       LIABILITY
                                                        ------------     ------------     ------------
Prepaid retirement costs..............................                     $ 17,903         $(17,903)
Property, plant and equipment.........................                        5,054           (5,054)
Restructuring and discontinued operations.............    $  5,972               --            5,972
All other.............................................       6,254            1,913            4,341
Valuation allowance...................................        (890)              --             (890)
                                                           -------          -------         --------
  Total...............................................    $ 11,336         $ 24,870         $(13,534)
                                                           =======          =======         ========

                                                                             1994
                                                        ----------------------------------------------
                                                        DEFERRED TAX     DEFERRED TAX     NET DEFERRED
                                                           ASSETS        LIABILITIES       LIABILITY
                                                        ------------     ------------     ------------
Prepaid retirement costs..............................                     $ 16,610         $(16,610)
Property, plant and equipment.........................                        9,229           (9,229)
Restructuring and discontinued operations.............    $  6,797               --            6,797
Foreign tax credit carryforwards......................         495               --              495
All other.............................................       7,255            2,077            5,178
Valuation allowance...................................        (182)              --             (182)
                                                           -------          -------         --------
Total.................................................    $ 14,365         $ 27,916         $(13,551)
                                                           =======          =======         ========

     Due to the Company's current taxable income and expected future taxable income, management believes it is more likely than not that the Company will realize the benefit of the existing deferred tax assets other than the deferred tax asset on foreign losses for which a valuation allowance has been provided.

     Principal items making up the change in the net deferred tax liability follow (in thousands):

                                                                 1995        1994        1993
                                                                -------     -------     -------
Prepaid retirement costs......................................  $ 1,293     $ 1,340     $ 1,643
Property plant and equipment..................................   (4,175)       (257)     (1,372)
Restructuring.................................................      825         558       2,510
Foreign tax credit carryforwards..............................      495         689        (919)
Investment tax credit carryforwards...........................       --       1,502          --
Effect of 1993 income tax rate change on deferred taxes.......       --          --         275
All other.....................................................    1,545      (1,557)      1,458
                                                                -------     -------     -------
                                                                $   (17)    $ 2,275     $ 3,595
                                                                =======     =======     =======

     Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries and other foreign investments carried at equity. These earnings have been substantially reinvested and the Company does not plan to initiate any action that would precipitate the payment of income taxes thereon.

     The major elements contributing to the difference between the U.S. Federal statutory tax rate and the consolidated effective tax rate for continuing operations are as follows:

                                                                         1995     1994     1993
                                                                         ----     ----     ----
U.S. Federal effective statutory tax rate..............................  35.0%    35.0%    34.0%
State and local income taxes, net of Federal income tax benefit........   4.6      5.9      6.0
Foreign tax credit.....................................................    --       --     (11.5)
Valuation allowance....................................................   4.8      1.2      2.0
Effect of 1993 income tax rate change on deferred taxes................    --       --      9.2
Net effect of foreign tax rates........................................   0.1      0.4      1.9
Other..................................................................   2.8     (0.8)      --
                                                                         ----     ----     ----
                                                                         47.3%    41.7%    41.6%
                                                                         ====     ====     ====

NOTE 5: COMMITMENTS

     Commitments at December 31, 1995 for the purchase of additional property, plant and equipment approximated $1,450,000. Rent expense for 1995, 1994, and 1993 was $3,591,000, $3,460,000 and $3,363,000, respectively. Operating lease and rental commitments for future years are as follows:

1996............................................................................  $ 1,974,000
1997............................................................................    1,482,000
1998............................................................................    1,219,000
1999............................................................................      918,000
2000............................................................................      847,000
2001 and beyond ................................................................    6,490,000
                                                                                  -----------
Total lease and rental commitments..............................................  $12,930,000
                                                                                  ===========

NOTE 6: INCENTIVE PLANS

     HANDY & HARMAN 1995 OMNIBUS STOCK INCENTIVE PLAN (SUCCESSOR TO THE HANDY & HARMAN LONG-TERM INCENTIVE STOCK OPTION PLAN ADOPTED IN 1991)

     After incorporating 1994's remaining "shares available for option" of the predecessor plan the combined number of shares subject to award under this succeeding plan adopted in 1995 shall not exceed 1,000,000 shares of Common Stock. The compensation committee of the Board of Directors may grant options, stock appreciation rights (tandem or stand alone), shares of restricted or phantom stock, and stock bonuses, in such amounts and with such terms and conditions as the compensation committee shall determine, subject to the provisions of the plan. Through 1995 only options have been awarded under the successor and predecessor plans and, commencing one year after the date of grant, each option becomes exercisable cumulatively at the rate of 25% per year (20% for predecessor plan awarded options). These options expire ten years from the date such options were granted.

     Successor and predecessor plans' transactions are as follows:

                                                        SHARES          SHARES UNDER OPTION
                                                       AVAILABLE    ----------------------------
                                                         FOR                        RANGE OF
                                                        OPTION      SHARES           PRICE
                                                       --------     -------     ----------------
Balance, January 1, 1993.............................   474,000     526,000     $  9.625-14.125
Options granted......................................  (171,000)    171,000     $ 12.937-15.3125
Options exercised....................................        --      (3,800)    $  9.625-12.625
Options expired......................................    45,200     (45,200)    $ 12.625-15.312
                                                       --------     -------      ---------------
Balance, December 31, 1993...........................   348,200     648,000     $   9.625-15.3125
Options granted......................................  (118,000)    118,000     $  13.75 -16.625
Options exercised....................................        --     (27,000)    $   9.625-12.625
Options expired......................................    23,000     (23,000)    $  12.625-15.312
                                                       --------     -------      ---------------
Balance, December 31, 1994...........................   253,200     716,000     $   9.625-16.625
Increase in shares subject to award..................   746,800
Options granted......................................  (162,000)    162,000     $  15.125-15.438
Options exercised....................................        --     (22,800)    $   9.625-12.937
Options expired......................................    28,200     (28,200)    $  11.313-16.625
                                                       --------     -------      ---------------
Balance, December 31, 1995...........................   866,200     827,000     $   9.625-16.625
                                                       ========     =======      ===============

     There are 397,600 options exercisable under this plan at December 31, 1995.

OUTSIDE DIRECTOR STOCK OPTION PLAN

     Under the Outside Director Stock Option Plan each outside director is awarded fully and immediately exercisable options, on an annual basis, to purchase Common Stock at an option price of $1. The market value of the Company's shares at date of grant less the option price is amortized to compensation expense during the year. Transactions under this Plan are summarized below:

                                                                    1995       1994       1993
                                                                   ------     ------     ------
Options outstanding January 1....................................   8,791      7,062      7,379
Options awarded..................................................   3,290      4,110      5,236
Options expired..................................................      --     (2,381)        --
Options exercised................................................  (2,852)        --     (5,553)
                                                                   ------     ------     ------
Options outstanding December 31..................................   9,229      8,791      7,062
                                                                   ------     ------     ------
Shares subject to award December 31..............................  71,935     75,225     76,954
                                                                   ======     ======     ======

     All options outstanding under this plan are exercisable at December 31, 1995.

1988 LONG-TERM INCENTIVE PLAN

     Shares issued under the 1988 Long-Term Incentive Plan are in the name of the employee, who has all the rights of a shareholder, subject to certain restrictions or forfeitures. Of the 400,000 shares which may be awarded under this Plan 28,700 shares were issued in 1990, of which 400 shares were forfeited, 22,000 shares were issued in 1992, of which 1,000 shares were forfeited, and 28,600 shares were issued in 1994 of which 1,300 were forfeited. The market value of shares issued under the Plan is recorded as unearned compensation and shown as a separate component of shareholders' equity. This compensation is amortized to expense over the period the employees become vested.

     Compensation expense for both the Outside Director Stock Option Plan and the 1988 Long-Term Incentive Plan amounted to $266,000, $277,000 and $214,000, in 1995, 1994 and 1993, respectively.

1982 STOCK OPTION PLAN

     The 25,000 options outstanding at December 31, 1994 expired in March 1995.

NOTE 7: SEGMENT INFORMATION

     Information regarding the Company's industry segments and discontinued operations is contained on page 15 under the heading "The Company's Business" and is incorporated herein by reference.

     Additional information concerning industry segments, corporate and discontinued operations is as follows:

                                                         1995            1994            1993
                                                      -----------     -----------     -----------
Depreciation and amortization expense:
  Wire/Tubing.......................................  $ 5,029,000     $ 4,355,000     $ 4,046,000
  Precious metals...................................    6,132,000       5,059,000       4,645,000
  Other non-precious metal businesses...............      543,000         504,000       1,748,000
  Corporate.........................................    1,053,000       1,072,000         664,000
  Discontinued operations...........................    3,911,000       4,693,000       4,713,000
                                                      -----------     -----------     -----------
                                                      $16,668,000     $15,683,000     $15,816,000
                                                      ===========     ===========     ===========
Property, plant and equipment additions:
  Wire/Tubing:
     Expenditures...................................  $11,378,000     $ 8,017,000     $ 6,310,000
                                                      -----------     -----------     -----------
  Precious Metals:
     Expenditures...................................    8,431,000       5,647,000       5,650,000
                                                      -----------     -----------     -----------
  Other non-precious metal businesses:
     Expenditures...................................      929,000       1,069,000         932,000
                                                      -----------     -----------     -----------
  Corporate:
     Expenditures...................................       47,000          56,000         215,000
                                                      -----------     -----------     -----------
                                                       20,785,000      14,789,000      13,107,000
                                                      -----------     -----------     -----------
  Discontinued operations:
     Expenditures...................................    2,358,000       3,778,000       2,040,000
                                                      -----------     -----------     -----------
                                                      $23,143,000     $18,567,000     $15,147,000
                                                      ===========     ===========     ===========

NOTE 8: SUPPLEMENTAL INFORMATION

                                                       LIFE/
                                                       YEARS            1995             1994
                                                     ----------     ------------     ------------
a-Property, plant and equipment:
     Land..........................................                 $  3,872,000     $  6,365,000
     Buildings and improvements                           10-50       48,594,000       68,491,000
     Machinery and equipment.......................        3-20      140,107,000      169,099,000
     Furniture and fixtures........................        2-20       11,974,000       17,254,000
     Automotive....................................         4-8          515,000        1,160,000
     Leasehold improvements........................  Lease Life        2,269,000        2,323,000
     Construction in progress......................          --        7,014,000        8,326,000
                                                     ----------     ------------     ------------
                                                                    $214,345,000     $273,018,000
                                                     ==========     ============     ============

     Depreciation and amortization of property, plant and equipment charged to operations for 1995, 1994 and 1993 was $15,066,000, $14,633,000 and $14,659,000,
respectively.

                                                                       1995            1994
                                                                    -----------     -----------
b-Intangibles (net of amortization):
  Patents and other...............................................  $   455,000     $   704,000
  Excess of purchase price over net assets acquired in business
     combinations.................................................   21,686,000      22,287,000
                                                                    -----------     -----------
                                                                    $22,141,000     $22,991,000
                                                                    ===========     ===========

NOTE 9: RETIREMENT PLANS AND OTHER BENEFITS

RETIREMENT PLANS

     The Company and substantially all of its subsidiaries have noncontributory defined benefit plans covering most of their employees. The benefits are based on years of service and the employee's compensation at the time of retirement. Contributions are made by the Company as necessary to provide assets sufficient to meet the benefits payable to plan participants, and are determined in accordance with applicable minimum funding standard requirements as promulgated by the Internal Revenue Service. Such contributions are based on actuarial computations of the amount sufficient to fund normal (current service) cost plus an amortization of the unfunded actuarial accrued liability over periods of up to 30 years.

     The components of net periodic pension cost (credit) for 1995, 1994 and 1993 are as follows:

                                                       1995             1994             1993
                                                   ------------     ------------     ------------
Service cost-benefits earned during the period...  $  3,582,000     $  3,858,000     $  3,546,000
Interest cost on the projected benefits
  obligation.....................................     7,974,000        7,530,000        7,253,000
Return on plan assets............................   (37,283,000)          43,000      (15,563,000)
Net amortization and deferral....................    21,399,000      (15,540,000)        (106,000)
                                                    -----------      -----------      -----------
Net periodic pension cost (credit)...............  $ (4,328,000)    $ (4,109,000)    $ (4,870,000)
                                                    ===========      ===========      ===========

     Assumptions used in the accounting at December 31 are:

                                                                        1995     1994     1993
                                                                        ----     ----     ----
Discount rate:
  Beginning of year...................................................  7.0%     6.5%     7.0%
  End of year.........................................................  7.0%     7.0%     6.5%
Compensation increase.................................................  5.0%     5.0%     5.0%
Expected asset return.................................................  8.0%     8.5%     8.5%
                                                                        ============ ============

     The plans' funded status as of December 31 and the amounts recognized in the accompanying financial statements are as follows:

                                                                      1995             1994
                                                                  ------------     ------------
Actuarial present value of benefit obligations:
  Vested benefit obligation.....................................  $106,422,000     $ 96,944,000
                                                                  ------------     ------------
  Accumulated benefit obligation................................  $111,635,000     $100,710,000
                                                                  ------------     ------------
  Projected benefit obligation..................................  $122,555,000     $112,920,000
Plan assets at fair value.......................................   181,835,000      150,575,000
                                                                  ------------     ------------
Plan assets in excess of projected benefit obligation...........    59,280,000       37,655,000
Unrecognized net loss...........................................     4,032,000       30,074,000
Unrecognized prior service cost.................................    (1,467,000)      (3,418,000)
Unrecognized net asset..........................................    (6,403,000)     (13,145,000)
                                                                  ------------     ------------
Prepaid pension cost............................................  $ 55,442,000     $ 51,166,000
                                                                  ============     ============

     The plans' assets are invested primarily in stocks and insurance contracts.

     During the fourth quarter of 1995, the Company incurred a pension curtailment due to the sale of the automotive segment. The result was a gain of $1,354,000 which is included in the net periodic pension credit for 1995 and has been classified in discontinued operations.

     The cost of living provision in effect for a certain Company pension plan was eliminated with respect to benefits credited after October 31, 1992 and the definition of average pay was changed from a final five year average to career average pay starting January 1, 1993 for all units covered under the plan. The result was a decrease in the projected benefit obligation and a reduction in unrecognized prior service cost of $7,130,000. This amount is being amortized over 16 years.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     Certain operations of the Company provide postretirement medical benefits to current and retired employees. Certain employees of these operations become eligible for postretirement medical benefits after fulfilling minimum age and service requirements.

     Postretirement benefit costs were determined assuming discount rates of 7%, 6.5% and 7% for the years ended 1995, 1994 and 1993, respectively. The components of net periodic postretirement benefit cost are as follows:

                                                            1995           1994           1993
                                                         ----------     ----------     ----------
Service cost...........................................  $  174,000     $  207,000     $  261,000
Interest cost..........................................     596,000        577,000        694,000
Amortization of transition obligation..................     371,000        433,000        574,000
                                                          ---------      ---------      ---------
                                                         $1,141,000     $1,217,000     $1,529,000
                                                          =========      =========      =========

     The Company's funding policy with respect to these benefits is to pay the amounts required to provide the benefits during each year. The following table presents the Company's postretirement medical benefits funded status as of December 31, 1995 and 1994.

     Accumulated Postretirement Benefit Obligation:

                                                                       1995            1994
                                                                    -----------     -----------
Retirees..........................................................  $ 4,272,000     $ 3,783,000
Future retirees...................................................    4,856,000       5,079,000
                                                                    -----------     -----------
Total accumulated postretirement benefit obligation...............    9,128,000       8,862,000
Unrecognized transition obligation................................   (5,432,000)     (5,969,000)
Unrecognized actuarial gain (loss)................................      594,000         814,000
                                                                    -----------     -----------
Net postretirement benefit liability -- classified with prepaid
  retirement costs................................................  $ 4,290,000     $ 3,707,000
                                                                    ===========     ===========

     The assumed discount rate used to measure the accumulated postretirement benefit obligation was 6.5% for 1995 and 7% for 1994. The unrecognized transition obligation amortization period is 20 years beginning on January 1, 1991, the implementation date.

     For measurement purposes, a 15% annual rate of increase in the health care cost trend rate was assumed for 1992 through 1994; the rate was assumed to decrease gradually to 6% by the year 2003 and remain at that level thereafter. A 1% increase in the assumed health care trend rate would not have a significant impact on the accumulated postretirement benefit obligation as of December 31, 1995 and 1994.

SAVINGS PLAN

     The Company has a savings plan which qualifies under Section 401(k) of the Internal Revenue Code. This savings plan allows eligible employees to contribute from 1% to 12% of their income on a pretax basis to this savings plan. The Company matches 50% of the first 3% of the employee's contribution. Such matching Company contributions are invested in shares of the Company's common stock and become immediately vested. The charge to operations for the Company's matching contribution amounted to $932,000, $900,000 and $862,000 for 1995, 1994 and 1993, respectively.

NOTE 10: COMMON STOCK PURCHASE RIGHTS

     In 1989, the Board of Directors declared a dividend of one Common Stock Purchase Right on each outstanding share of Handy & Harman Common Stock to holders of record on February 6, 1989.

     If the rights become exercisable, the rights will separate from the common stock and each right will entitle the holder to purchase from the Company a share of common stock at a predefined price. The rights are not exercisable until either ten days after certain changes in ownership of the Company occurs or ten days following the commencement of a tender offer for at least 20% of the Company's common stock.

     The rights are redeemable by the Company at a fixed price after certain defined events or at any time prior to the expiration of the rights on January 26, 1999, if such events do not occur.

     Through December 31, 1995, the Company had reserved common shares as issuable pursuant to these rights. At the present time, the rights have no dilutive effects on the earnings per share calculation.

NOTE 11: PREVIOUSLY DISCONTINUED OPERATIONS

     On June 27, 1991, the Company announced its planned divestiture of six businesses which were involved in the manufacture of automotive replacement parts, proprietary chemicals, metal powders, pressurized vessels, coldheaded parts, and specialized platinum group metals refining and products. Accordingly, the 1994 and prior consolidated financial statements of the Company had been classified to report separately the net assets of these businesses. The remaining discontinued operations net assets were realized in September 1995 with proceeds amounting to $24,750,000 from the sale of the Company's investment in, and receivable from GO/DAN Industries, a joint venture partnership.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Shareholders of Handy & Harman:

     We have audited the consolidated balance sheets of Handy & Harman and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Handy & Harman and Subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.

     As discussed in the Summary of Significant Accounting Policies, the Company adopted Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" in 1993.

                                          KPMG PEAT MARWICK LLP

NEW YORK, NEW YORK
FEBRUARY 12, 1996

                    RESPONSIBILITY FOR FINANCIAL STATEMENTS

     The financial statements presented in this Annual Report were prepared by Handy & Harman which is responsible for their fairness. Such statements include, in some instances, judgments as to those amounts which are estimates and approximations and such amounts could differ from actual results. The Company believes that the consolidated financial statements are in conformity with generally accepted accounting principles.

     The Company depends upon an accounting system, including internal accounting controls, administered by a staff of corporate accountants. The controls are designed to provide reasonable assurance that the Company's financial records are reliable, that the corporate assets are safeguarded and that transactions are executed in accordance with the appropriate corporate authorizations and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles. It must be recognized, however, that errors and irregularities may nevertheless occur, so the effectiveness of such a financial system depends to a great extent upon the careful selection of financial and other responsible managers. Also, estimates and judgments are required to assess and balance the relative cost and expected benefits of the Company's controls. The Company believes that its accounting controls provide reasonable assurance that errors or irregularities which could be material to the financial statements are prevented or would be detected within a timely period by employees in the normal course of performing their assigned functions. KPMG Peat Marwick LLP, independent certified public accountants, has been engaged by the Company to conduct quarterly reviews and an audit of the Company's financial statements in accordance with generally accepted auditing standards.

     Such standards provide for numerous procedures, including obtaining an understanding of the Company's accounting systems and performing reviews of internal accounting control systems and tests of transactions deemed appropriate by the auditors. KPMG Peat Marwick LLP is a member of the SEC Practice Section of the AICPA Division of CPA firms.

     For many years the Company has had an Audit Committee of the Board of Directors consisting exclusively of outside Directors of the Company. The Committee meets periodically with the independent auditors, internal auditors, management and corporate staff accountants to review and evaluate their accounting, auditing and financial reporting activities and responsibilities. The independent auditors as well as the internal auditors and the Corporate Controller have full and free access to the Audit Committee. The independent auditors meet with the Audit Committee, with and without Company employees present, to discuss their audit plan and at a later date the results of their audits.

                                                                           S-1
                        HANDY & HARMAN AND SUBSIDIARIES

                                  SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                   BALANCE,                                     BALANCE,
                                                   BEGINNING     ADDITIONS      DEDUCTIONS        CLOSE
                   DESCRIPTION                     OF PERIOD        (A)        FROM RESERVE     OF PERIOD
- -------------------------------------------------  ---------     ---------     ------------     ---------
                                                                   (Thousands of Dollars)
Allowance for doubtful accounts receivable
  (deducted from accounts receivable):
Year ended December 31, 1995.....................   $ 3,597       $   329         $  905         $ 3,021
Year ended December 31, 1994.....................   $ 3,721       $   906(b)      $1,030         $ 3,597
Year ended December 31, 1993.....................   $ 3,325       $ 1,195         $  799         $ 3,721

                                                                  1995       1994        1993
                                                                  ----       ----       ------
(a) Provision for doubtful accounts -- charged to costs and
  expenses......................................................  $329       $784       $1,195
(b) Includes $122 acquired through business combination.

EXHIBIT INDEX
- -------------

Exhibits
- ----------

    10(r) Amended and Restated Agreement between the Company and Mr. Grzelecki
          (Filed as Exhibit 10(r) to this Annual Report on Form 10-K.

    10(s) Press Release of the Company dated November 6, 1995 (Filed as Exhibit
          10(s) to this Annual report on Form 10-K.

     (21) List of Subsidiaries of the Company. Filed as Exhibit 21 to this Annual Report on Form 10-K.

     (27) Financial Data Schedule.