Form 10-Q
period 1996-03-31
HANDY & HARMAN
filed 1996-05-16
CIK 45333

THIS DOCUMENT IS A COPY OF THE FORM 1O-Q FILED ON MAY 16, 1996 PURSUANT TO A
                    RULE 201 TEMPORARY HARDSHIP EXEMPTION


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the period ended             March 31, 1996
                     ---------------------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                        to
                               ----------------------    ----------------------

Commission File Number:              1-5365
                       --------------------------------------------------------

                                HANDY & HARMAN
- --------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

        STATE OF NEW YORK                               13-5129420
- --------------------------------------------------------------------------------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                 Identification No.)

     250 Park Avenue, New York, New York                  10177
- --------------------------------------------------------------------------------
 (Address of principal executive offices)               (Zip code)

                              (212) 661-2400
- --------------------------------------------------------------------------------
           (Registrant's telephone number, including area code)

- --------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last year.)

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

                                                 Yes  X       No
                                                     ---         ---

The number of shares of issuer's Common Stock, par value $1.00 per share outstanding as of May 13, 1996 was 14,037,304.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         HANDY & HARMAN AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                (unaudited-thousands of dollars except per share)

                                                                Three Months Ended
                                                     ------------------------------------
                                                     March 31, 1996        March 31, 1995
- -----------------------------------------------------------------------------------------
Sales and service revenues                             $    108,340           $   113,497

Cost of sales and services                                   86,991                90,748
- -----------------------------------------------------------------------------------------
Gross profit                                                 21,349                22,749
Selling, general and
    administrative expenses                                  11,424                11,999
- -----------------------------------------------------------------------------------------
                                                              9,925                10,750
- -----------------------------------------------------------------------------------------
Other deductions (income):
    Interest expense-net                                      2,054                 3,430
    Other-net                                                   203                   253
- -----------------------------------------------------------------------------------------
                                                              2,257                 3,683
- -----------------------------------------------------------------------------------------
Income from continuing operations
    before income taxes                                       7,668                 7,067

Income tax provision                                          3,305                 3,046
- -----------------------------------------------------------------------------------------

Income from continuing operations                             4,363                 4,021
- -----------------------------------------------------------------------------------------
Discontinued Operations:
    Income/(loss) from operations, net of
     income taxes (benefit) ($1,026) and $884                (1,354)                1,167

    Loss on disposal, net of tax
     benefit of $4,550                                       (8,300)                 --
- -----------------------------------------------------------------------------------------
                                                             (9,654)                1,167
- -----------------------------------------------------------------------------------------
Net Income (loss)                                      ($     5,291)          $     5,188
=========================================================================================
Earnings (loss) per share:
    Continuing operations                              $        .31           $       .29
    Discontinued operations                                    (.69)                  .08
- -----------------------------------------------------------------------------------------
Net income (loss)                                      ($       .38)          $       .37
=========================================================================================

Dividends per share                                    $        .06           $       .06
=========================================================================================
Average shares outstanding                               14,019,000            14,091,000
=========================================================================================

See Accompanying Notes to Consolidated Financial Statements.

                         HANDY & HARMAN AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (thousands of dollars)

                                                                March 31, 1996   December 31, 1995
                                                                   (unaudited)
- --------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash                                                               $   3,267           $   6,637
  Accounts receivable, less allowance for doubtful accounts
   of $2,355 in 1996 and $3,021 in 1995                                 54,892              61,036
  Futures receivable                                                    15,483               7,681
  Inventories                                                           76,770              84,422
  Prepaid expenses, deposits and other current assets                    2,720               3,325
- --------------------------------------------------------------------------------------------------
Total current assets                                                   153,132             163,101
- --------------------------------------------------------------------------------------------------

Investment in affiliates, at equity                                      2,754               2,686

Property, plant and equipment - at cost                                183,326             214,345
  Less accumulated depreciation and amortization                       105,253             122,939
- --------------------------------------------------------------------------------------------------
                                                                        78,073              91,406

Prepaid retirement costs (net)                                          51,901              51,152
Intangibles, net of amortization                                        21,992              22,141
Other assets                                                            11,443              10,563
Non-current assets of discontinued operations                            9,000                --
- --------------------------------------------------------------------------------------------------
                                                                     $ 328,295           $ 341,049
==================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term borrowings                                              $  50,000           $  40,000
  Current maturities of long-term debt                                   3,500               3,500
  Accounts payable                                                      33,854              32,899
  Federal and Foreign taxes on income                                    1,343               8,072
  Other current liabilities                                             23,998              29,150
- --------------------------------------------------------------------------------------------------
Total current liabilities                                              112,695             113,621
- --------------------------------------------------------------------------------------------------

Long-term debt, less current maturities                                 88,500              93,500
Deferred income taxes                                                   13,512              13,534
- --------------------------------------------------------------------------------------------------
Shareholders' equity:
  Common stock - par value $1; 60,000,000
   shares authorized; 14,611,432 shares issued                          14,611              14,611
  Capital surplus                                                       13,103              12,033
  Retained earnings                                                     93,239              99,371
  Foreign currency translation adjustment                                 (751)               (748)
- --------------------------------------------------------------------------------------------------
                                                                       120,202             125,267
Less:  Treasury stock 575,909 shares - 1996
           and 603,800 shares - 1995 at cost                             5,646               4,873
           Unearned compensation                                           968                --
- --------------------------------------------------------------------------------------------------

Total shareholders' equity                                             113,588             120,394
- --------------------------------------------------------------------------------------------------
                                                                     $ 328,295           $ 341,049
==================================================================================================

See Accompanying Notes to Consolidated Financial Statements.

                         HANDY & HARMAN AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        (Unaudited-thousands of dollars)

                                                                  Increase (Decrease) in Cash
                                                                     Three Months Ended
                                                               --------------------------------
                                                               March 31, 1996    March 31, 1995
- -----------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)                                                ($ 5,291)          $  5,188
   Adjustments to reconcile net income (loss)
   to net cash provided (used) by operating activities:
       Depreciation and amortization                                   3,315              4,356
       Provision for doubtful accounts                                   232                274
       (Gain) loss on disposal of property, plant
          and equipment                                                   (6)                45
       Net prepaid retirement cost                                      (749)              (505)
       Equity in earnings of affiliates                                  (60)               (22)
       Earned compensation - 1988 long-term incentive
         and outside director stock option plans                         148                 68
       Discontinued operations reserves                               12,850               --
       Changes in assets and liabilities:
         Accounts receivable                                             (37)           (11,960)
         Inventories                                                   1,104             (2,474)
         Prepaid expenses                                                115                 71
         Deferred charges and other assets                            (1,075)              (973)
         Accounts payable and other current liabilities                 (412)             3,913
         Advances from smelter                                          --               (3,381)
         Federal and foreign taxes on income                          (6,729)             1,291
         Deferred income taxes                                           (22)               453
- -----------------------------------------------------------------------------------------------
          Net cash provided/(used) by operating activities             3,383             (3,656)
- -----------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from sale of property, plant
       and equipment                                                      85                 12
   Capital expenditures                                               (2,414)            (6,964)
   Investment in affiliates                                             --                 (100)
- -----------------------------------------------------------------------------------------------
          Net cash used by investing activities                       (2,329)            (7,052)
- -----------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from short-term borrowings                                10,000              9,100
   Net increase/(decrease) in long-term
       revolving credit facilities                                    (5,000)            25,000
   Net (increase) in futures receivable                               (7,802)              --
   Net decrease in futures payable                                      --              (20,427)
   Dividends paid                                                       (840)              (846)
   Purchase of treasury stock (net)                                     (773)              --
- -----------------------------------------------------------------------------------------------
          Net cash (used)/provided by financing activities            (4,415)            12,827
- -----------------------------------------------------------------------------------------------
Effect of exchange rate changes on net cash                               (9)                 4
- -----------------------------------------------------------------------------------------------
Net change in cash                                                    (3,370)             2,123
Cash at beginning of year                                              6,637              2,559
- -----------------------------------------------------------------------------------------------
Cash at end of period                                               $  3,267           $  4,682
- -----------------------------------------------------------------------------------------------

See Accompanying Notes to Consolidated Financial Statements.

                         HANDY & HARMAN AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to a fair statement of the results for the interim periods.

b. Inventories at March 31, 1996 and December 31, 1995 are comprised as follows (in thousands):



                                         March 31, 1996     December 31, 1995
                                            (unaudited)
- -----------------------------------------------------------------------------
   Precious metals:
      Fine and fabricated metals in
        various stages of completion            $31,080               $34,230
   Non-precious metals:
      Base metals, factory supplies
        and raw materials                        22,790                21,797
      Work in process                            13,755                19,384
      Finished goods                              9,145                 9,011
- -----------------------------------------------------------------------------
                                                $76,770               $84,422
=============================================================================

      Lifo inventory - the excess of period end market value over Lifo cost was $150,494,000 at March 31, 1996 and $141,458,000 at December 31, 1995.

c. These statements should be read in conjunction with the Summary of Significant Accounting Policies and notes contained in the registrant's Annual Report (Form 10-K for the year ending December 31, 1995).

d. On May 14, 1996, Handy & Harman announced that it has decided to exit the refining business, exclusive of the Company's satellite refining operations located in Singapore and Canada. The Company is currently negotiating a sale of the Handy & Harman Refining Division and expects the transaction to be completed on or about June 30, 1996. Accordingly, operations for this major division have been classified as discontinued operations in the first quarter of 1996. A onetime charge associated with exiting this business of $12,850,000 ($8,300,000 after-tax or $.59 per share) was recorded in the first quarter of 1996.

      This dicontinued operation's revenues for the first quarter of 1996 and 1995 were $45,514,000 and $39,920,000, respectively and its net property, plant and equipment at March 31, 1996 was $12,451,000.

                         HANDY & HARMAN AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

e. The following table presents certain selected financial data by industry segment (expressed in thousands of dollars) for the three months ended March 31, 1996 and 1995:

                                     March 31, 1996           March 31, 1995
- ----------------------------------------------------------------------------
    Sales and service revenues:
    Wire/Tubing                           $  47,025                $  45,540
    Precious metals                          57,286                   63,910
    Other non-precious
        metal businesses                      4,029                    4,047
- ----------------------------------------------------------------------------
    Total                                 $ 108,340                $ 113,497
============================================================================

    Profit contribution before
       unallocated expenses:

    Wire/Tubing                           $   5,042                $   5,224
    Precious metals                           4,632                    5,231
    Other non-precious
        metal businesses                        498                      492
- ----------------------------------------------------------------------------

    Total                                    10,172                   10,947

    General corporate expenses                 (450)                    (450)
    Interest expense (net)                   (2,054)                  (3,430)
- ----------------------------------------------------------------------------
    Income from continuing
        operations before taxes           $   7,668                $   7,067
============================================================================

Item 2.     Management's Discussion and Analysis of Financial

                    Condition and Results of Operations

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

    The Company's precious metal inventories, consisting principally of gold and silver, is readily convertible to cash. Furthermore, these precious metal inventories which are stated in the Balance Sheet at LIFO cost have a market value of $150,494,000 in excess of such cost as of March 31, 1996.

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

    During the third quarter of 1994, the Company finalized $215,000,000 of Revolving Credit Facilities with twenty banks which provided $161,250,000 for a three year period and $53,750,000 for 364 days. Due to the sale of Handy & Harman's automotive segment, the three year portion of the credit facility was reduced to $96,250,000. As of March 31, 1996, $20,000,000 was borrowed under the long-term agreement and there were no borrowings under the short-term agreement. In addition to the Revolving Credit Facilities, the banks also provided $250,750,000 of Gold and Silver Fee Consignment Facilities. These facilities have been reduced to $158,500,000 after the Company's exit from the karat gold business in 1995. The Fee Consignment Facility of $79,250,000 is for a three-year period and the short-term Fee Consignment Facility of $79,250,000 is for 364 days. All gold and silver consigned to the Company pursuant to these Consignment Agreements will be located at the Company's plant in Fairfield, Connecticut. As of March 31, 1996, 10,900 ounces of gold and 12,224,000 ounces of silver were leased under this fee consignment facility.

    In addition to the Revolving Credit Facilities the Company has arrangements with four institutional lenders for $50,000,000 of long-term borrowings at a rate of 8.83% maturing in 2002.

    On May 14, 1996, Handy & Harman announced that it has decided to exit the refining business, exclusive of the Company's satellite refining operations located in Singapore and Canada. The Company is currently negotiating a sale of the Handy & Harman Refining Division and expects the transaction to be completed on or about June 30, 1996. Accordingly, operations for this major division have been classified as discontinued operations in the first quarter of 1996. A onetime charge associated with exiting this business of $12,850,000 ($8,300,000 after-tax or $.59 per share) was recorded in the first quarter of 1996. The sale of this division will release a significant portion of the Company's owned precious metal inventory position, making that capital available for further deployment to our continuing operations and acquisition of new businesses.

CASH PROVIDED/USED IN OPERATING ACTIVITIES

    Net cash provided by operating activities amounted to $3,383,000 in 1996 compared to net cash used by operating activities of $3,656,000 in 1995. The cash provided by operating activities increased $7,039,000 primarily due to the increase of $1,035,000 in net income after adjustment for noncash income and expense items and also the reduction in working capital requirements of $6,004,000.

CASH USED IN INVESTING ACTIVITIES

    Net cash used by investing activities amounted to $2,329,000 in 1996 and $7,052,000 in 1995. The decrease in expenditures of $4,723,000 is primarily due to cash used in 1995 for a new tubing facility in Denmark and the expansion of production capacity in our specialty wire company in Great Britain, partially offset by the continued expansion of production capacity in our precision electroplating companies in 1996.

CASH USED/PROVIDED BY FINANCING ACTIVITIES

    Net cash used by financing activities amounted to $4,415,000 in 1996 compared to net cash provided by financing activities of $12,827,000 in 1995. The net cash used by financing activities in the first quarter of 1996 was due to an increase of futures receivable (the sale of precious metal inventory for future delivery) of $7,802,000, the payment of dividends of $840,000 and net treasury stock transactions of $773,000, partially offset by an increase in debt of $5,000,000. The comparable period for 1995 provided cash by an increase in debt of $34,100,000, partially offset by the payment of futures payable (the purchase of precious metal inventory for future receipt) of $20,427,000 and the payment of dividends of $846,000.

    The Company's foreign operations consist of five wholly owned subsidiaries, (one in Canada, three in the United Kingdom and one in Denmark), and one equity investment in Asia. Substantially all unremitted earnings of such entities are free from legal or contractual restrictions.

    The Company's program to expand productive capacity through acquisition of new businesses and expenditures for new property, plant and equipment will continue to be financed with internally generated funds and long-term debt, if necessary.

COMPARISON OF FIRST QUARTER OF 1996 VERSUS FIRST QUARTER OF 1995

    Sales for the wire/tubing segment increased $1,485,000 (3%) due to a strong increase in demand for stainless steel tubing brought about by rapid growth in the semi-conductor fabrication industry. Increased sales were also experienced by the Company's U.K. business unit in response to an increasing European economy. These increases were partially offset by decreased sales in the Company's domestic wire units due to decreased sales to the telecommunications industry. The profit contribution (pre-tax income before deducting interest and Corporate expenses) decreased $182,000 (3%) due to decreased sales and increased raw material costs in the Company's domestic wire units partially offset by the increase sales of stainless steel tubing mentioned above. The significant backlog for stainless steel seamless tubing as well as additional approved capital spending for this facility's expansion provides this segment future opportunity for increased profits.

    Sales for the precious metal segment decreased $6,624,000 (10%). The decrease in sales was primarily due to the elimination of the karat gold fabricated product line announced on June 5, 1995. A decrease in sales was also experienced in the precision plating and surface finishing companies due to changing customer needs. The average price for gold was $400.10 per ounce and the average price for silver was $5.54 per ounce representing increases of 5.5% and 17.9%, respectively, from the prior year. The profit contribution decreased $599,000 (11%) primarily due to the decrease in sales experienced in the precision plating and surface finishing companies mentioned above, partially offset by improvements in earnings of the precious metal fabricated products which was aided by the discontinuance of karat gold fabricated products in 1995. To further improve this segment's contribution, the Company has committed to capital spending in excess of $3 million in 1996 on a mill modernization project. Production space at Sumco added in January 1996 as well as retrofitting the Company's 120,000 square foot East Providence facility (which will add significant capacity in early 1997) also should further improve this segment's future contribution.

    In the other nonprecious metal segment, sales decreased $18,000. Profit contribution increased by $6,000 (1%) due to growth of this business units thermOweld(R) product line, particularly in foreign markets.

    Interest expense decreased $1,376,000 (40%) due to substantially decreased levels of borrowings primarily caused by proceeds from the completion of the sales of the Company's automotive segment and investment in GO/DAN Industries in the last half of 1995.

    The Company's income taxes are primarily composed of U.S. Federal and state income taxes.

                            PART II OTHER INFORMATION

Item 1.   Legal Proceedings

          Reference is made to the Company's Form 10-K Annual Report for the year ended December 31, 1995, and to the proceedings described therein under Part I, Item 3. Legal Proceedings. Negotiations and discovery procedures are continuing in this matter.

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

                                                  HANDY & HARMAN
                                                  ------------------------------
                                                  (Registrant)


Date: May 15, 1996                                J.M. McLoone /s/
      ------------                                ------------------------------
                                                  J.M. McLoone, Vice President -
                                                  Financial Services


Date: May 15, 1996                                D.C. Kelly /s/
      ------------                                ------------------------------
                                                  D.C. Kelly - Controller