Form 10-Q
period 1996-06-30
HANDY & HARMAN
filed 1996-08-13
CIK 45333

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


/x/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the period ended             June 30, 1996

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


The number of shares of issuer's Common Stock, par value $1.00 per share outstanding as of August 12, 1996 was 13,820,924.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         HANDY & HARMAN AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                (unaudited-thousands of dollars except per share)

                                                    Three Months Ended                        Six Months Ended
                                                    ------------------                        ----------------
                                            June 30, 1996        June 30, 1995       June 30, 1996      June 30, 1995
- ------------------------------------------------------------------------------------------------------------------------------------
Sales and service revenues                  $    105,806        $    114,593        $    214,146        $    228,090

Cost of sales and services                        84,377              92,980             171,368             183,728
- --------------------------------------------------------------------------------------------------------------------
Gross profit                                      21,429              21,613              42,778              44,362
Selling, general and
    administrative expenses                       11,502              13,154              22,926              25,153
Restructuring charge                                --                 5,342                --                 5,342
- --------------------------------------------------------------------------------------------------------------------

Income from operations                             9,927               3,117              19,852              13,867
- --------------------------------------------------------------------------------------------------------------------
Other deductions:
    Interest expense-net                           2,133               3,365               4,187               6,795
    Other net                                        (41)                723                 162                 976
- --------------------------------------------------------------------------------------------------------------------
                                                   2,092               4,088               4,349               7,771
- --------------------------------------------------------------------------------------------------------------------
Income from continuing operations
    before income taxes                            7,835                (971)             15,503               6,096

Income tax provision                               3,381                 234               6,686               3,280
- --------------------------------------------------------------------------------------------------------------------
Income from continuing operations                  4,454              (1,205)              8,817               2,816

Discontinued Operations:
    Income/(loss) from operation,
     net of income taxes (benefit) of
     $360, ($1,026) and $1,244                      --                   425              (1,354)              1,592

    Loss on disposal, net of tax
     benefit of $259, $4,550 and $259               --                  (341)             (8,300)               (341)
- --------------------------------------------------------------------------------------------------------------------
                                                    --                    84              (9,654)              1,251
- --------------------------------------------------------------------------------------------------------------------

    Net Income (loss)                       $      4,454        ($     1,121)       ($       837)       $      4,067
====================================================================================================================
Earnings (loss) per share
    Continuing operations                   $        .32        ($       .08)       $        .63        $        .20
    Discontinued operations                         --                  --                  (.69)                .09
- --------------------------------------------------------------------------------------------------------------------

Net income (loss)                           $        .32        ($       .08)       ($       .06)       $        .29
====================================================================================================================

Dividends per share                         $        .12        $        .12        $        .18        $        .18
====================================================================================================================

Average shares outstanding                    14,023,000          14,099,000          14,027,000          14,095,000
====================================================================================================================

See Accompanying Notes to Consolidated Financial Statements.

                         HANDY & HARMAN AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (thousands of dollars)

                                                           June 30, 1996   December 31, 1995
                                                            (unaudited)
- ----------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash                                                      $   8,120        $   6,637
  Accounts receivable, less allowance for doubtful
   accounts of $2,471 in 1996 and $3,021 in 1995               55,646           61,036
  Futures receivable                                             --              7,681
  Inventories - at cost (Note b)                               77,374           84,422
  Prepaid expenses, deposits and other current assets           3,118            3,325
- --------------------------------------------------------------------------------------
Total current assets                                          144,258          163,101
- --------------------------------------------------------------------------------------
Investment in affiliates, at equity                             3,050            2,686

Property, plant and equipment - at cost                       190,963          214,345
  Less accumulated depreciation and amortization              110,140          122,939
- --------------------------------------------------------------------------------------
                                                               80,823           91,406

Prepaid retirement costs (net)                                 52,727           51,152
Intangibles, net of amortization                               25,156           22,141
Other assets                                                   10,921           10,563
Noncurrent assets of discontinued operations                    9,000             --
- --------------------------------------------------------------------------------------
                                                            $ 325,935        $ 341,049
======================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term borrowings                                     $  50,999        $  40,000
  Current maturities of long-term debt                          3,500            3,500
  Accounts payable                                             31,939           32,899
  Futures payable                                               1,927             --
  Federal and foreign taxes on income                           1,709            8,072
  Other current liabilities                                    21,437           29,150
- --------------------------------------------------------------------------------------
Total current liabilities                                     111,511          113,621
- --------------------------------------------------------------------------------------

Long-term debt, less current maturities                        83,500           93,500
Minority interest                                                 705             --
Deferred income taxes                                          13,512           13,534
- --------------------------------------------------------------------------------------
Shareholders' equity:
  Common stock - par value $1; 60,000,000
   shares authorized; 14,611,432 shares issued                 14,611           14,611
  Capital surplus                                              13,190           12,033
  Retained earnings                                            96,029           99,371
  Foreign currency translation adjustment                        (607)            (748)
- --------------------------------------------------------------------------------------

                                                              123,223          125,267
Less:  Treasury stock 570,508 shares - 1996
         and 603,800 shares - 1995 at cost                      5,696            4,873
           Unearned compensation                                  820             --
- --------------------------------------------------------------------------------------

Total shareholders' equity                                    116,707          120,394
- --------------------------------------------------------------------------------------
                                                            $ 325,935        $ 341,049
======================================================================================

          See Accompanying Notes to Consolidated Financial Statements.

                         HANDY & HARMAN AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        (Unaudited-thousands of dollars)

                                                                 Increase (Decrease) in Cash
                                                                       Six Months Ended
                                                            ----------------------------------------
                                                            June 30, 1996             June 30, 1995
- ------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                 ($   837)                 $  4,067
   Adjustments to reconcile net income
   to net cash provided (used) by operating activities:
       Depreciation and amortization                             5,732                     9,430
       Provision for doubtful accounts                             444                       514
       (Gain) loss on disposal of property, plant
          and equipment                                            132                      (187)
       Net retirement cost                                      (1,575)                   (1,387)
       Equity in earnings of affiliates                           (350)                     (357)
       Earned compensation - 1988 long-term incentive
         and outside director stock option plans                   296                       135
       Restructuring & non-recurring charges                      --                       9,549
       Provision for disposal of business units                 11,062                       600
       Changes in assets and liabilities:
         Accounts receivable                                     2,729                   (10,610)
         Inventories                                             3,679                    (6,388)
         Prepaid expenses                                          (50)                      847
         Deferred charges and other assets                        (663)                     (881)
         Accounts payable and other current liabilities        (10,218)                     (214)
         Advances from smelter                                    --                      (4,118)
         Federal and foreign taxes on income                    (6,363)                    1,328
         Deferred income taxes                                     (22)                      465
- ------------------------------------------------------------------------------------------------
          Net cash provided by operating activities              3,996                     2,793
- ------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from sale of property, plant and equipment              14                       482
   Capital expenditures                                         (5,465)                  (12,463)
   Acquisition, net of cash acquired                            (3,700)                     --
   Investment in affiliates                                       --                        (100)
- -----------------------------------------------------------------------------------------------
          Net cash used by investing activities                 (9,151)                  (12,081)
- ------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from short-term borrowings                           8,800                    11,150
   Payment of other long-term debt                                                        (8,250)
   Net increase/(decrease) in long term
     revolving credit facilities                               (10,000)                  (15,000)
   Net (increase)/decrease in futures receivable                 7,681                      --
   Net increase/(decrease) in futures payable                    1,927                    21,745
   Proceeds from joint venture partner                             705                      --
   Dividends paid                                               (1,683)                   (1,691)
   Purchase of treasury stock (net)                               (773)                     --
- ------------------------------------------------------------------------------------------------
          Net cash provided by financing activities              6,657                     7,954
- ------------------------------------------------------------------------------------------------
Effect of exchange rate changes on net cash                        (19)                       35
- ------------------------------------------------------------------------------------------------
Net change in cash                                               1,483                    (1,299)
Cash at beginning of year                                        6,637                     2,559
- ------------------------------------------------------------------------------------------------
Cash at end of period                                         $  8,120                  $  1,260
- ------------------------------------------------------------------------------------------------

          See Accompanying Notes to Consolidated Financial Statements.

                         HANDY & HARMAN AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



a. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to a fair statement of the results for the interim periods.


b. Inventories at June 30, 1996 and December 31, 1995 are comprised of the following (in thousands):


                                                     June 30, 1996    December 31, 1995
                                                      (unaudited)
- ---------------------------------------------------------------------------------------
   Precious metals:
       Fine and fabricated metals in
          various stages of completion                   $30,823          $34,230
   Non-precious metals:
       Base metals, factory supplies
          and raw materials                               24,086           21,797
       Work in process                                    14,051           19,384
       Finished goods                                      8,414            9,011
- ---------------------------------------------------------------------------------------
                                                         $77,374          $84,422
=======================================================================================


   Lifo inventory - the excess of period end market value over Lifo cost was $139,497,000 at June 30, 1996 and $141,458,000 at December 31, 1995.



c. These statements should be read in conjunction with the Summary of Significant Accounting Policies and notes contained in the registrant's Annual Report (Form 10-K for the year ending December 31, 1995).


d. In 1996 and 1995 the third quarter dividend was declared in the second quarter to be paid in the third quarter.


e. On June 27, 1996 the Company acquired 100% of ele Corporation's outstanding shares for $4,341,000. The acquisition has been accounted for as a purchase; accordingly, the purchase price has been allocated to the underlying assets and liabilities based on their respective estimated fair values at the date of acquisition. The estimated fair value of assets acquired is $4,314,000 and liabilities assumed is $3,254,000 (inclusive of $2,199,000 of debt). The excess of the purchase price over the fair value of the assets acquired and liabilities assumed was $3,281,000 and is being amortized over a period of 40 years. This business is not material to the revenues of the Company.

                         HANDY & HARMAN AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


f. The following table presents certain selected financial data by industry segment (expressed in thousands of dollars) for the three months ended and six months ended June 30, 1996 and 1995:

                                                           Three Months Ended                 Six Months Ended
                                                     ------------------------------     --------------------------------
                                                     June 30, 1996    June 30, 1995     June 30, 1996    June 30, 1995
- ------------------------------------------------------------------------------------------------------------------------
       Sales and service revenues:

       Wire/Tubing                                     $  45,612        $  44,555        $  92,637        $  90,095
       Precious metals                                    56,073           65,977          113,359          129,887
       Other non-precious
          metal businesses                                 4,121            4,061            8,150            8,108
- -------------------------------------------------------------------------------------------------------------------

       Total                                           $ 105,806        $ 114,593        $ 214,146        $ 228,090
===================================================================================================================

       Profit contribution before unallocated expenses:

       Wire/Tubing                                         5,547            5,090           10,589           10,314
       Precious metals                                     4,323           (2,731)           8,955            2,500
       Other non-precious
          metal businesses                                   548              485            1,046              977
- -------------------------------------------------------------------------------------------------------------------

       Total                                              10,418            2,844           20,590           13,791

       General corporate expenses                           (450)            (450)            (900)            (900)
       Interest expense (net)                             (2,133)          (3,365)          (4,187)          (6,795)
- -------------------------------------------------------------------------------------------------------------------

       Income (loss) from continuing
          operations before taxes                      $   7,835        ($    971)       $  15,503        $   6,096
===================================================================================================================


g. Revenue and expenses for 1996 and 1995 periods have been restated to reflect the sale (expected to be completed in the third quarter) of the Company's Refining Division business accounted for as a discontinued operation. A onetime charge associated with exiting this business of $8,300,000 after-tax or $.59 per share was recorded in the first quarter of 1996. This discontinued operation's revenues for the second quarter of 1996 and 1995 were $34,523,000 and $39,765,000 respectively and for the six months of 1996 and 1995 were $80,037,000 and $79,685,000 respectively. Its net property, plant and equipment at June 30, 1996 was $13,172,000.

h. The second quarter and six months of 1995 discontinued operations also include the reclass of the Company's automotive original equipment business, the sale of which was completed at the end of 1995. The loss on disposal of discontinued operations in 1995 of $341,000 after-tax is for the sale of the Company's two automotive cable companies which were part of the automotive segment.

i. In the second quarter of 1995, the Company recorded nonrecurring charges of $9,549,000 in the precious metal segment (after-tax $6,150,000 or $.44 per share), for costs related to the decision to exit the karat gold fabricated product line in East Providence, RI and additional costs primarily related to the Company's ongoing operation in Fairfield, CT.

Item 2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

         The Company's precious metal inventories, consisting principally of gold and silver, is readily convertible to cash. Furthermore, these precious metal inventories which are stated in the Balance Sheet at LIFO cost have a market value of $139,497,000 in excess of such cost as of June 30, 1996.

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

       During the third quarter of 1994, the Company finalized $215,000,000 of Revolving Credit Facilities with twenty banks which provided $161,250,000 for a three year period and $53,750,000 for 364 days. Due to the sale of Handy & Harman's automotive segment in 1995, the three year portion of the credit facility was reduced to $96,250,000. As of June 30, 1996, $15,000,000 was borrowed under the long-term agreement and there were no borrowings under the short-term agreement. In addition to the Revolving Credit Facilities, the banks also provided $250,750,000 of Gold and Silver Fee Consignment Facilities. These facilities have been reduced to $158,500,000 after the Company's exit from the karat gold business in 1995. The Fee Consignment Facility of $79,250,000 is for a three-year period and the short-term Fee Consignment Facility of $79,250,000 is for 364 days. All gold and silver consigned to the Company pursuant to these Consignment Agreements will be located at the Company's plant in Fairfield, Connecticut. As of June 30, 1996, 6,100 ounces of gold and 11,904,000 ounces of silver were leased under this fee consignment facility.

       In addition to the Revolving Credit Facilities the Company has arrangements with four institutional lenders for $50,000,000 of long-term borrowings at a rate of 8.83% maturing in 2002.

       On May 14, 1996, Handy & Harman announced that it has decided to exit the refining business, exclusive of the Company's satellite refining operations located in Singapore and Canada. The Company is currently negotiating a sale of the Handy & Harman Refining Division and expects the transaction to be completed in the third quarter of 1996. Accordingly, operations for this major division have been classified as discontinued operations. A onetime charge associated with exiting this business of $12,850,000 ($8,300,000 after-tax or $.59 per share) was recorded in the first quarter of 1996. The sale of this division will release a significant portion of the Company's owned precious metal inventory position, making that capital available for further deployment to our continuing operations and acquisition of new businesses.

CASH PROVIDED BY OPERATING ACTIVITIES

       Net cash provided by operating activities amounted to $3,996,000 in 1996 and $2,793,000 in 1995. The cash provided by operating activities increased $1,203,000 primarily due to a decrease in working capital requirements amounting to $8,663,000 which was partially offset by a decrease of $7,460,000 in net income after adjustment for non cash income and expense items.

CASH USED IN INVESTING ACTIVITIES

       Net cash used by investing activities amounted to $9,151,000 in 1996 and $12,081,000 in 1995. The decrease of $2,930,000 used in investing activities was primarily due to the new tubing facility in Denmark and also the expansion of production capacity in our precision electroplating companies and specialty wire company in the United Kingdom experienced in 1995. Partially offsetting this was the acquisition of the ele Corporation, which resulted in a net cash outlay of $3,700,000, and the increased production space added at Sumco in 1996.

CASH PROVIDED BY FINANCING ACTIVITIES

       Net cash provided by financing activities amounted to $6,657,000 in 1996 and $7,954,000 in 1995. The net cash provided by financing activities in the first half of 1996 was due to a decrease in futures receivable (the sale of precious metal inventory for future delivery) of $7,681,000, the increase of futures payable of $1,927,000 (the purchase of precious metal inventory for future receipt) and the receipt of $705,000 from a joint venture partner. These sources of cash were partially offset by the payment of debt of $1,200,000, the payment of dividends of $1,683,000 and net treasury stock transactions of $773,000. The comparable period of 1995 was a net source of cash due to an increase in futures payable (the purchase of precious metal inventory for future receipt) of $21,745,000, partially offset by the payment of debt of $12,100,000 and the payment of dividends of $1,691,000.

       The Company's foreign operations consist of four wholly owned subsidiaries, (one in Canada, two in the United Kingdom and one in Denmark), and one equity investment in Asia. Substantially all unremitted earnings of such entities are free from legal or contractual restrictions.

       The Company's program to expand productive capacity through acquisition of new businesses and expenditures for new property, plant and equipment will continue to be financed with internally generated funds and long-term debt, if necessary.

COMPARISON OF SECOND QUARTER OF 1996 VERSUS SECOND QUARTER OF 1995

       Sales for the wire/tubing segment increased $1,057,000 (2%) due to a strong increase in demand for stainless steel tubing brought about by rapid growth in the semi-conductor fabrication industry. These increases were partially offset by a decrease in sales destined for the automotive market experienced by one of the segment's wire units. The profit contribution increased $457,000 (9%) due to the increased sales to the semi-conductor fabrication industry partially offset by the decreased sales of this segment's wire unit mentioned above. Although the same level of sales for this segment is not anticipated for the second half of 1996, we anticipate second half sales and contribution to exceed the comparable 1995 period.

       Sales for the precious metal segment decreased $9,904,000 (15%). The decrease in sales was primarily due to the elimination of the karat gold fabricated product line announced on June 5, 1995. Also, sales decreased due to the higher demand from the electronic components sector of the automotive industry experienced in the first half of 1995 by our precision surface finishing business. The average price for gold was $390.18 per ounce in 1996 and $387.90 in 1995 and the average price for silver was $5.30 per ounce in 1996 and $5.47 in 1995. The profit contribution (pre-tax income before deducting interest and Corporate expenses) increased $7,054,000 (258%) primarily due to the nonrecurring charges of $5,342,000 for severance costs and asset write-downs related to the decision to exit the karat gold fabricated product line in East Providence, Rhode Island and $4,207,000 of additional costs, primarily asset write-downs, related to the Company's ongoing operation in Fairfield, Connecticut recorded in the second quarter of 1995. Excluding these nonrecurring charges the profit contribution decreased $2,495,000 (37%) primarily due to a lower contribution experienced in precious metals fabricated products caused by a change in product mix. Also, the decrease in sales mentioned above experienced by our precision plating and surfacing companies resulted in a lower contribution. To improve this segment's contribution, the company has committed to capital spending in excess of $3 million on a mill modernization project for the benefit of precious metals fabricated product lines. Production space at Sumco added in January 1996 as well as retrofitting the Company's 120,000 square foot East Providence facility (which will add significant capacity in early
1997) also should improve this segments' future contribution.

       In the other non-precious metal segment, sales increased $60,000 (1%). Profit contribution increased by $63,000 (13%) due to a favorable product mix.

       Interest expense decreased $1,232,000 (37%) due to substantially decreased levels of borrowings primarily caused by proceeds from the completion of the sales of the Company's automotive segment and investment in GO/DAN Industries in the last half of 1995.

       The Company's income taxes are primarily composed of U.S. Federal and state income taxes. The lower effective income tax rate for 1996 compared to 1995 is attributable to only being able to recognize a minor state tax benefit for the precious metal segment's nonrecurring charge taken in the second quarter of 1995.

COMPARISON OF SIX MONTHS OF 1996 VERSUS SIX MONTHS OF 1995
Sales of the wire/tubing segment increased $2,542,000 (3%) and the profit contribution increased $275,000 (3%) as previously discussed in the quarterly analysis.

       Sales for the precious metal segment decreased $16,528,000 (13%). The decrease in sales was primarily due to the elimination of the karat gold fabricated line and decreased sales of our precision plating and finishing companies as discussed in the quarterly analysis. The average price for gold was $395.10 per ounce in 1996 and $383.57 in 1995. The average price for silver was $5.42 per ounce in 1996 and $5.09 in 1995. The profit contribution increased $6,455,000 primarily due to the nonrecurring charges of $9,549,000 as outlined in the quarterly analysis. Excluding these nonrecurring charges the profit contribution decreased $3,094,000 (26%) due to the product mix experienced by fabricated precious metals and decreased sales by our precision plating and finishing companies as discussed in the quarterly analysis.

In the other non-precious metals segment sales increased $42,000 (1%) and profit contribution increased $69,000 (7%) due to favorable product mix.

Interest expense decreased $2,608,000 (38%) primarily due to substantially decreased levels of borrowings as discussed in the quarterly analysis.

The effective income tax rate for 1996 is 43.1% and 1995 was 53.8%. The reason for the decrease in rates is attributed to only being able to recognize a minor state tax benefit for the precious metal segment's nonrecurring charge taken in the second quarter of 1995.

                            PART II OTHER INFORMATION

Item 1.      Legal Proceedings

             Reference is made to the Company's Form 10-K Annual Report for the year ended December 31, 1995, and to the proceedings described therein under Part I, Item 3. Legal Proceedings and under Part II,
             Item I. Legal Proceedings of the Company's Form 10-Q for the quarter ended March 31, 1996. Negotiations and discovery procedures are continuing in this matter.

Item 4.      Submission of Matters to a Vote of Security Holders

             At the Company's Annual Meeting of Shareholders held May 14, 1996, the shareholders representing 12,142,013 shares voted to elect the nine nominated Directors and to ratify the appointment of KPMG Peat Marwick LLP as the Company's auditors. The Company's Proxy Statement dated April 1, 1996 describes these matters in detail. The votes were as follows:

                          Votes               Votes                Votes                                    Brokers
                           For               Against              Withheld          Abstentions            Non-Votes
DIRECTORS
- ----------------------------------------------------------------------------------------------------------------------
 C.A. Abramson          12,006,070              0                  135,943               --                    --
 R.E. Cornelia          12,004,944              0                  137,069               --                    --
 R.N. Daniel            12,012,509              0                  129,504               --                    --
 G.G. Garbacz           12,012,310              0                  129,703               --                    --
 F.E. Grzelecki         12,019,126              0                  122,887               --                    --
 G.M. Nichols           12,000,538              0                  141,475               --                    --
 H.P. Sotos             12,006,715              0                  135,298               --                    --
 E.J. Sussman           12,002,636              0                  139,377               --                    --
 R.E. Tetrault          12,012,891              0                  129,122               --                    --

AUDITORS                11,993,704            69,088                  0                 79,221                  0



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



                                       HANDY & HARMAN
                                       ------------------------
                                       (Registrant)




Date: August 13, 1996                  J.M. McLoone /s/
      ---------------                  ---------------------------------
                                       J.M. McLoone, Vice President -
                                       Financial Services





Date: August 13, 1996                  D.C. Kelly /s/
      ---------------                  ---------------------------
                                       D.C. Kelly - Controller