Form 10-Q
period 1996-09-12
HANDY & HARMAN
filed 1996-11-04
CIK 45333

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the period ended                     September 30, 1996
                     ---------------------------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                        to
                               ----------------------    ---------------------

Commission File Number:                              1-5365
                        ------------------------------------------------------

                                HANDY & HARMAN
------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            STATE OF NEW YORK                           13-5129420
------------------------------------------------------------------------------
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                Identification No.)

    250 Park Avenue, New York, New York                    10177
------------------------------------------------------------------------------
  (Address of principal executive offices)              (Zip code)

                              (212) 661-2400
------------------------------------------------------------------------------
           (Registrant's telephone number, including area code)

------------------------------------------------------------------------------
                (Former name, former address and former fiscal
                      year, if changed since last year.)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X            No
                                 -------            -------

The number of shares of issuer's Common Stock, par value $1.00 per share outstanding as of November 4, 1996 was 13,814,827.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        HANDY & HARMAN AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
               (unaudited-thousands of dollars except per share)

                                                        Three Months Ended                            Nine Months Ended
                                                -----------------------------------           ---------------------------------
                                                Sept 30, 1996         Sept 30, 1995           Sept 30, 1996       Sept 30, 1995
-------------------------------------------------------------------------------------------------------------------------------
Sales and service revenues                           $95,890               $99,876                $310,036            $327,966

Cost of sales and services                            72,318                81,784                 243,686             265,512
-------------------------------------------------------------------------------------------------------------------------------
Gross profit                                          23,572                18,092                  66,350              62,454
Selling, general and
   administrative expenses                            11,141                11,187                  34,067              36,340
Restructuring charge                                    --                    --                      --                 5,342
-------------------------------------------------------------------------------------------------------------------------------

Income from operations                                12,431                 6,905                  32,283              20,772
-------------------------------------------------------------------------------------------------------------------------------
Other deductions (income):
   Interest expense-net                                2,769                 2,971                   6,956               9,766
   Other (net)                                          (318)                 (287)                   (156)                689
-------------------------------------------------------------------------------------------------------------------------------
                                                       2,451                 2,684                   6,800              10,455
-------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations
   before income taxes                                 9,980                 4,221                  25,483              10,317

Income tax provision                                   4,296                 1,841                  10,982               5,121
-------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                      5,684                 2,380                  14,501               5,196

Discontinued Operations:
   Income/(loss) from operation,
    net of income taxes (benefit) of
    $0, ($547), ($1,026) and $697                        --                   (672)                 (1,354)                920

   Loss on disposal, net of tax
    benefit of $0, $0, $4,550 and $259                   --                    --                   (8,300)               (341)
-------------------------------------------------------------------------------------------------------------------------------
                                                         --                   (672)                 (9,654)                579
-------------------------------------------------------------------------------------------------------------------------------

   Net Income                                         $5,684                $1,708                  $4,847              $5,775
-------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share:
   Continuing operations                               $ .41                 $ .17                   $1.04                $.37
   Discontinued operations                               --                   (.05)                   (.69)                .04
-------------------------------------------------------------------------------------------------------------------------------

Net income                                             $ .41                 $ .12                   $ .35                $.41
-------------------------------------------------------------------------------------------------------------------------------

Dividends per share                                      --                    --                    $ .18                $.18
-------------------------------------------------------------------------------------------------------------------------------

Average shares outstanding                         14,000,000           14,103,000               13,972,000         14,097,000
-------------------------------------------------------------------------------------------------------------------------------

See Accompanying Notes to Consolidated Financial Statements.

                        HANDY & HARMAN AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (thousands of dollars)

                                                                                Sept 30, 1996                 December 31, 1995
                                                                                 (unaudited)
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash                                                                               $ 9,313                           $ 6,637
  Accounts receivable, less allowance for doubtful
   accounts of $2,658 in 1996 and $3,021 in 1995                                      57,187                            61,036
  Futures receivable                                                                     --                              7,681
  Inventories - at cost (Note b)                                                      77,119                            84,422
  Prepaid expenses, deposits and other current assets                                  9,508                             3,325
-------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                 153,127                           163,101
-------------------------------------------------------------------------------------------------------------------------------
Investment in affiliates, at equity                                                    3,241                             2,686

Property, plant and equipment - at cost                                              194,302                           214,345
  Less accumulated depreciation and amortization                                     112,327                           122,939
-------------------------------------------------------------------------------------------------------------------------------
                                                                                      81,975                            91,406

Prepaid retirement costs (net)                                                        53,515                            51,152
Intangibles, net of amortization                                                      24,984                            22,141
Other assets                                                                           9,556                            10,563
-------------------------------------------------------------------------------------------------------------------------------
                                                                                    $326,398                          $341,049
-------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term borrowings                                                            $  15,000                         $  40,000
  Current maturities of long-term debt                                                 3,500                             3,500
  Accounts payable                                                                    30,750                            32,899
  Futures payable                                                                     58,372                              --
  Federal and foreign taxes on income                                                    846                             8,072
  Other current liabilities                                                           16,830                            29,150
-------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                            125,298                           113,621
-------------------------------------------------------------------------------------------------------------------------------

Long-term debt, less current maturities                                               68,500                            93,500
Minority interest                                                                        705                              --
Deferred income taxes                                                                 13,478                            13,534
-------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
  Common stock - par value $1; 60,000,000
   shares authorized; 14,611,432 shares issued                                        14,611                            14,611
  Capital surplus                                                                     13,299                            12,033
  Retained earnings                                                                  101,705                            99,371
  Foreign currency translation adjustment                                               (583)                             (748)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                     129,032                           125,267
Less:  Treasury stock 808,409 shares - 1996
         and 603,800 shares - 1995 at cost                                             9,942                             4,873
         Unearned compensation                                                           673                               --
-------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                           118,417                           120,394
-------------------------------------------------------------------------------------------------------------------------------
                                                                                    $326,398                          $341,049
-------------------------------------------------------------------------------------------------------------------------------

See Accompanying Notes to Consolidated Financial Statements.

                        HANDY & HARMAN AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        (Unaudited-thousands of dollars)

                                                                                       Increase (Decrease) in Cash
                                                                                             Nine Months Ended
                                                                                ------------------------------------------
                                                                                Sept 30, 1996                Sept 30, 1995
--------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                                        $ 4,847                        $5,775
   Adjustments to reconcile net income
   to net cash provided (used) by operating activities:
      Depreciation and amortization                                                    8,604                        13,491
      Provision for doubtful accounts                                                    763                           313
      Gain on disposal of property, plant and equipment                                 (106)                         (187)
      Net retirement cost                                                             (2,363)                       (1,937)
      Equity in earnings of affiliates                                                  (543)                         (468)
      Earned compensation - 1988 long-term incentive
        and outside director stock option plans                                          443                           203
      Restructuring & non-recurring charges                                              --                          9,549
      Loss on sale of Refining Division                                                5,714                           --
      Provision for disposal of business units                                           --                            600
      Changes in assets and liabilities:
        Accounts receivable                                                             (527)                         (126)
        Inventories                                                                    6,510                        (3,780)
        Prepaid expenses                                                              (2,208)                         (458)
        Deferred charges and other assets                                                541                          (442)
        Accounts payable and other current liabilities                               (11,190)                       (5,192)
        Advances from smelter                                                            --                         (4,118)
        Federal and foreign taxes on income                                           (7,226)                          --
        Deferred income taxes                                                            (56)                          520
--------------------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                                     3,203                        13,743
--------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from sale of property, plant and equipment                                   302                           483
   Capital expenditures                                                               (9,157)                      (17,782)
   Acquisition, net of cash acquired                                                  (3,700)                          --
   Divestiture, net of cash sold                                                       5,074                         3,211
   Net investing activities of discontinued operations                                  --                          24,750
   Investment in affiliates                                                             --                            (100)
--------------------------------------------------------------------------------------------------------------------------
         Net cash (used)/provided by investing activities                             (7,481)                       10,562
--------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from short-term borrowings                                                  --                          25,750
   Payment of short-term borrowings                                                  (27,199)                          --
   Payment of other long-term debt                                                      --                         (13,250)
   Net decrease in long-term revolving credit facilities                             (25,000)                      (15,000)
   Net (increase)/decrease in futures receivable                                       7,681                           --
   Net increase/(decrease) in futures payable                                         58,372                       (18,042)
   Proceeds from joint venture partner                                                   705                           --
   Dividends paid                                                                     (2,512)                       (2,537)
   Purchase of treasury stock (net)                                                   (5,069)                          --
--------------------------------------------------------------------------------------------------------------------------
         Net cash provided/(used) by financing activities                              6,978                       (23,079)
--------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on net cash                                              (24)                           23
--------------------------------------------------------------------------------------------------------------------------
Net change in cash                                                                     2,676                         1,249
Cash at beginning of year                                                              6,637                         2,559
--------------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                                 $9,313                        $3,808
--------------------------------------------------------------------------------------------------------------------------

See Accompanying Notes to Consolidated Financial Statements.

                        HANDY & HARMAN AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


a. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

      In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to a fair statement of the results for interim periods. These statements should be read in conjunction with the Summary of Significant Accounting Policies and notes contained in the registrant's Annual Report (Form 10-K for the year ending December 31, 1995). The results of operations for the quarter ended September 30, 1996 are not necessarily indicative of the results of the entire fiscal year.


b. Inventories at September 30, 1996 and December 31, 1995 are comprised of the following (in thousands):



                                                                                Sept 30, 1996             December 31, 1995
                                                                                  (unaudited)
---------------------------------------------------------------------------------------------------------------------------
   Precious metals:
      Fine and fabricated metals in
         various stages of completion                                               $ 30,272                      $ 34,230
   Non-precious metals:
      Base metals, factory supplies
         and raw materials                                                            23,052                        21,797
      Work in process                                                                 17,246                        19,384
      Finished goods                                                                   6,549                         9,011
---------------------------------------------------------------------------------------------------------------------------
                                                                                    $ 77,119                      $ 84,422
---------------------------------------------------------------------------------------------------------------------------


   Lifo inventory - the excess of period end market value over Lifo cost was $131,051,000 at September 30, 1996 and $141,458,000 at December 31, 1995.
   As a result of reductions in the quantities of precious metal inventories valued under the LIFO method of accounting, income from continuing operations before taxes for the quarter and nine months ended September 30, 1996 increased $5,120,000 ($2,913,000 after-tax or $.21 per share).


c. In 1996 and 1995 the third quarter dividend was declared in the second quarter to be paid in the third quarter.


d. On June 27, 1996 the Company acquired 100% of ele Corporation's outstanding shares for $4,341,000. The acquisition has been accounted for as a purchase; accordingly, the purchase price has been allocated to the underlying assets and liabilities based on their respective estimated fair values at the date of acquisition. The estimated fair value of assets acquired is $4,314,000 and liabilities assumed is $3,254,000 (inclusive of $2,199,000 of debt). The excess of the purchase price over the fair value of the assets acquired and liabilities assumed was $3,281,000 and is being amortized over a period of 40 years. This business is not material to the revenues of the Company.

                        HANDY & HARMAN AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


e. The following table presents certain selected financial data by industry segment (expressed in thousands of dollars) for the three months ended and nine months ended September 30, 1996 and 1995:

                                                      Three Months Ended                              Nine Months Ended
                                               ------------------------------------          ----------------------------------
                                               Sept 30, 1996          Sept 30, 1995          Sept 30, 1996        Sept 30, 1995
-------------------------------------------------------------------------------------------------------------------------------
Sales and service revenues:

Wire/Tubing                                         $42,476                $42,541               $135,113             $132,636
Precious metals                                      49,461                 54,058                162,820              183,945
Other non-precious
   metal businesses                                   3,953                  3,277                 12,103               11,385
-------------------------------------------------------------------------------------------------------------------------------
Total                                               $95,890                $99,876               $310,036             $327,966
-------------------------------------------------------------------------------------------------------------------------------
Profit contribution before
   unallocated expenses:

Wire/Tubing                                          $4,191                 $4,078                $14,780              $14,392
Precious metals                                       8,558                  3,139                 17,513                5,639
Other non-precious
   metal businesses                                     450                    425                  1,496                1,402
-------------------------------------------------------------------------------------------------------------------------------
Total                                                13,199                  7,642                 33,789               21,433

General corporate expenses                             (450)                  (450)                (1,350)              (1,350)
Interest expense (net)                               (2,769)                (2,971)                (6,956)              (9,766)
-------------------------------------------------------------------------------------------------------------------------------
Income from continuing
   operations before taxes                           $9,980                 $4,221                $25,483              $10,317
-------------------------------------------------------------------------------------------------------------------------------

See also Note b.

f. Revenue and expenses for 1996 and 1995 periods have been restated to reflect the sale (completed in the third quarter) of the Company's Refining Division business accounted for as a discontinued operation. An after-tax charge associated with exiting this business of $8,300,000 or $.59 per share was recorded in the first quarter of 1996. This discontinued operation's revenues for the third quarter of 1996 (through August 16, 1996) and 1995 were $18,898,000 and $37,473,000, respectively and for the nine months of 1996 (through August 16, 1996) and 1995 were $98,934,000 and $117,158,000, respectively. Its net property, plant and equipment sold was $13,615,000.


g. The third quarter and nine months of 1995 discontinued operations also include the reclass of the Company's automotive original equipment business, the sale of which was completed at the end of 1995. The loss on disposal of discontinued operations in 1995 of $341,000 after- tax is for the sale of the Company's two automotive cable companies which were part of the automotive segment.


h. In the second quarter of 1995, the Company recorded nonrecurring charges of $9,549,000 in the precious metal segment (after-tax $6,150,000 or $.44 per share), for costs related to the decision to exit the karat gold fabricated product line in East Providence, RI and additional costs primarily related to the Company's ongoing operation in Fairfield, CT.

Item 2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

      The Company's precious metal inventories, consisting principally of gold and silver, is readily convertible to cash. Furthermore, these precious metal inventories which are stated in the Balance Sheet at LIFO cost have a market value of $131,051,000 in excess of such cost as of September 30, 1996.

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

      During the third quarter of 1994, the Company finalized $215,000,000 of Revolving Credit Facilities with twenty banks which provided $161,250,000 for a three year period and $53,750,000 for 364 days. Due to the sale of Handy & Harman's automotive segment in 1995, the three year portion of the credit facility was reduced to $96,250,000. This was recently increased by $50,000,000 to $146,250,000. As of September 30, 1996, there were no borrowings under the long-term or short-term agreements. In addition to the Revolving Credit

Facilities, the banks also provided $111,750,000 of Gold and Silver Fee Consignment Facilities. The Fee Consignment Facility of $83,812,500 is for a three-year period and the short-term Fee Consignment Facility of $27,937,500 is for 364 days. All gold and silver consigned to the Company pursuant to these Consignment Agreements will be located at the Company's plant in Fairfield, Connecticut. As of September 30, 1996, 9,990 ounces of gold and 12,632,000 ounces of silver were leased under this fee consignment facility.

      In addition to the Revolving Credit Facilities the Company had arrangements with four institutional lenders for $50,000,000 of long-term borrowings at a rate of 8.83% maturing in 2002, which were prepaid on October 10, 1996 along with other long-term debt of $14,500,000 at a rate of 9.37% maturing in 1999. Prepayment penalties amounting to approximately $4.6 million relating to this debt were made and will be reported as an extraordinary item in the fourth quarter of 1996. Funds for the prepayment of these long-term borrowings and related penalties were provided by the Revolving Credit Facilities discussed above. The Company is currently in the process of reviewing other new long-term debt opportunities.

      On May 14, 1996, Handy & Harman announced that it had decided to exit the refining business, exclusive of the Company's satellite refining operations located in Singapore and Canada. The Company completed the sale of the Handy & Harman Refining Division in the third quarter of 1996. Accordingly, operations for this major division have been classified as discontinued operations. A charge associated with exiting this business of $12,850,000 ($8,300,000 after-tax or $.59 per share) was recorded in the first quarter of 1996. The sale of this division releases a significant portion of the Company's owned precious metal inventory position, making this potential liquidity, along with the Company's credit facilities, available for further deployment to our continuing operations, acquisition of new businesses and repurchase of up to
1.8 million shares of the Company's common stock via a "Dutch Auction", previously announced on October 22, 1996 and scheduled to be completed by November 21, 1996.

CASH PROVIDED BY OPERATING ACTIVITIES

      Net cash provided by operating activities amounted to $3,203,000 in 1996 and $13,743,000 in 1995. The cash provided by operating activities decreased $10,540,000 due to a decrease of $9,980,000 in net income after adjustment for non cash income and expense items (inclusive of discontinued operations and the exit of the karat gold fabricated product line) and an increase in working capital items of $560,000.

CASH USED/PROVIDED BY INVESTING ACTIVITIES

      Net cash used by investing activities amounted to $7,481,000 in 1996 compared to $10,562,000 provided by investing activities in 1995. This change of $18,043,000 was primarily due to an increase of $24,750,000 in net investing activities of discontinued operations in 1995 realized from the sale of the Company's investment in and receivable from GO/DAN Industries, a joint venture, offset by a decrease in capital expenditures of $8,625,000 in 1996 versus 1995. The higher expenditures in 1995 were attributable to the new tubing facility in Denmark and also the expansion of production capacity in our precision electroplating companies and specialty wire company in the United Kingdom. The balance of $1,918,000 included in this change is primarily from the 1996 purchase of the Corporation for $3,700,000 (net) partially offset by the net increase in cash proceeds from the sale of the refining division for $5,074,000 in 1996 over the two automotive cable companies for $3,211,000 in 1995.

CASH PROVIDED/USED BY FINANCING ACTIVITIES

      Net cash provided by financing activities amounted to $6,978,000 in 1996 and used by financing activities amounted to $23,079,000 in 1995. The net cash provided by financing activities in 1996 was due to a decrease in futures receivable (the sale of precious metal inventory for future delivery) of $7,681,000, the increase of futures payable (the purchase of precious metal inventory for future receipt) of $58,372,000 and the receipt of $705,000 from a joint venture partner. These sources of cash were partially offset by the payment of debt of $52,199,000, the payment of dividends of $2,512,000 and net treasury stock transactions of $5,069,000. The comparable period of 1995 was a net use of cash due to a decrease in futures payable (the purchase of precious metal inventory for future receipt) of $18,042,000, decrease in debt of $2,500,000 and the payment of dividends of $2,537,000.

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

COMPARISON OF THIRD QUARTER OF 1996 VERSUS THIRD QUARTER OF 1995

Sales for the wire/tubing segment decreased $65,000 and the profit contribution (pre-tax income before deducting interest and Corporate expenses) increased $113,000 (3%). Although one of the units in this segment is experiencing softness in the market place due primarily to a slowdown in the semiconductor industry, we anticipate this segment's earnings as a whole for the fourth quarter to be comparable to the prior year's period.

      Sales for the precious metal segment decreased $4,597,000 (9%). The decrease in sales was primarily due to the elimination of the karat gold fabricated product line announced on June 5, 1995. The average price for gold was $384.77 per ounce in 1996 and $384.35 in 1995 and the average price for silver was $5.05 per ounce in 1996 and $5.33 in 1995. The profit contribution increased $5,419,000 (173%) primarily as a result of reductions in the quantities of precious metals inventories valued under the LIFO method of accounting which generated a gain of $5,120,000. To improve this segment's contribution, the Company has committed to capital spending in excess of $3 million on a mill modernization project for the benefit of precious metals fabricated product lines. Production space at Sumco added in January 1996 as well as retrofitting the Company's 120,000 square foot East Providence facility (which will add significant capacity in early 1997) also should improve this segment's future contribution.

      In the other non-precious metal segment, sales increased $676,000 (21%) primarily due to substantial growth of the thermOweld(R) product line. Profit contribution increased by $25,000 (6%) due to the increased thermOweld(R) sales offset by low production volume of other product lines and the related expense of unabsorbed production costs.

      Interest expense decreased $202,000 (7%) due to decreased levels of borrowings primarily caused by proceeds from the completion of the sales of the Company's automotive segment and investment in GO/DAN Industries in the last half of 1995.

COMPARISON OF NINE MONTHS OF 1996 VERSUS NINE MONTHS OF 1995

Sales of the wire/tubing segment increased $2,477,000 (2%) and the profit contribution increased $388,000 (3%) primarily due to a strong increase in demand for stainless steel tubing brought about by rapid growth in the semiconductor industry experienced during 1996 partially offset by a decrease in sales destined for the automotive market experienced by one of the segment's wire units.

      Sales for the precious metal segment decreased $21,125,000 (11%). The decrease in sales was primarily due to the elimination of the karat gold fabricated line in 1995. The average price for gold was $391.64 per ounce in 1996 and $383.82 in 1995. The average price for silver was $5.30 per ounce in 1996 and $5.17 in 1995. The profit contribution increased $11,874,000. Included in 1996 is a gain of $5,120,000 as a result of reductions in the quantities of precious metal inventories valued under the LIFO method of accounting and in 1995 there is a nonrecurring charge of $5,342,000 for severance costs and asset write-downs related to the decision to exit the karat gold fabricated product line in East Providence, Rhode Island and $4,207,000 of additional costs, primarily asset write-downs, related to the Company's ongoing operation in Fairfield, Connecticut recorded in the second quarter of 1995. Excluding the LIFO gain in 1996 and the nonrecurring charges in 1995 described above, the profit contribution decreased $2,795,000 due to product mix changes experienced in fabricated precious metals and a decrease in sales due to the higher demand in the first half of 1995 from the electronic components sector of the automotive industry experienced by the Company's precision surface finishing business.

      In the other non-precious metals segment sales increased $718,000 (6%) and profit contribution increased $94,000 (7%) as discussed in the quarterly analysis.

      Interest expense decreased $2,810,000 (29%) primarily due to a substantial decrease in the level of borrowings as a result of proceeds from the completion of the sales of the Company's automotive segment and investment in GO/DAN Industries in the latter part of 1995.

      The effective income tax rate for 1996 is 43.1% and for 1995 was 49.6%. The reason for the decrease in rates is attributed to only being able to recognize a minor state tax benefit for the precious metal segment's nonrecurring charge taken in the second quarter of 1995.

                           PART II  OTHER INFORMATION

Item 1.     Legal Proceedings

            Reference is made to the Company's Form 10-K Annual Report for the year ended December 31, 1995, and to the proceedings described therein under Part I, Item 3. Legal Proceedings and under Part II,
            Item I. Legal Proceedings of the Company's Form 10-Q for the quarter ended September 30, 1996. Negotiations and discovery procedures are continuing in this matter.


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


                                              HANDY & HARMAN
                                              ------------------------------
                                              (Registrant)




Date: November 4, 1996                         J.M. McLoone /s/
      ----------------                         ------------------------------
                                               J.M. McLoone, Vice President -
                                               Financial Services





Date: November 4, 1996                         D.C. Kelly /s/
      ----------------                         ------------------------------
                                               D.C. Kelly - Controller