Form 10-K
period 1996-12-31
HANDY & HARMAN
filed 1997-03-31
CIK 45333

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10-K
                               ------------------
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996          COMMISSION FILE NUMBER
                                     1-5365

                                 HANDY & HARMAN
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    NEW YORK
                        (STATE OR OTHER JURISDICTION OF
                         INCORPORATION OR ORGANIZATION)

                                   13-5129420
                                (I.R.S. EMPLOYER
                              IDENTIFICATION NO.)

                                250 PARK AVENUE
                               NEW YORK, NY 10177
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (212) 661-2400
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                             NUMBER OUTSTANDING
                                              AS OF MARCH 26,     NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                    1997              WHICH REGISTERED
    --------------------------------------   ------------------   -------------------------
    Common Stock Par Value $1 Per Share...       11,993,344        New York Stock Exchange
    Common Stock Purchase Rights..........       11,993,344        New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant, based upon the closing sale price of the Common Stock on the New York Stock Exchange on March 26, 1997 was $185,334,000.

     Certain portions of the respective documents listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K.

    (1)  Annual Report to Shareholders for fiscal year ended         Part I, Item 1
          December 31, 1996                                          Part II, Items 5-8
    (2)  Notice of Annual Meeting of Shareholders and Proxy          Part III,
         Statement dated April 2, 1997                               Items 10-13

================================================================================

                                     PART I

ITEM 1.  BUSINESS

                                    GENERAL

     Handy & Harman (hereinafter "H&H" or the "Company"), was incorporated in the State of New York in 1905 as the successor to a partnership which commenced business in 1867. Unless the context indicates otherwise, the terms, "H&H" and the "Company," refer to Handy & Harman and its consolidated subsidiaries.

     Historically, until commencing a diversification program in 1966, the Company was engaged primarily in the manufacture of silver and gold alloys in mill forms and the refining of precious metals from jewelry and industrial scrap. The Company's markets were largely among silversmiths and manufacturing jewelers, users of silver brazing alloys, and manufacturers who required silver and gold primarily for the properties of those metals. The Company publishes a daily New York price for its purchases of silver and gold and also publishes a daily price for its fabricated silver and gold. The silver price is recognized, relied on and used by others throughout the world. The diversification program has added lines of precious metals products and various specialty manufacturing operations, including stainless steel and specialty metal alloy products, for industrial users in a wide range of applications which include the electric, electronic, automotive original equipment, office equipment, oil and other energy related, refrigeration, utility, telecommunications and medical industries. In September 1994, the Company acquired Sumco Inc., a precision electroplating firm, which does electroplating of electronic connector and connector stock for the automotive, telecommunications, electronic and computer industries and in June 1996, the Company acquired ele Corporation, which brings a value-added reel-to-reel molding capability appropriate for the semiconductor lead frame and sensors marketplace.

     The Company's business segments are (a) manufacturing and selling of non-precious metal wire, cable and tubing products primarily stainless steel and specialty alloys; (b) manufacturing and selling precious metals products and precision electroplated materials and stamped parts; and (c) manufacturing and selling other specialty products supplied to natural gas, electric and water utility companies. Three-year financial data for the Company's business segments appear under the caption "The Company's Business" on pages 15 and 16 of the Handy & Harman 1996 Annual Report to Shareholders (hereinafter referred to as the "Annual Report") and are incorporated by reference herein.

     Export sales and revenues are not significant in the total sales and revenues of any of the Company's business segments.

              MANUFACTURING OF SPECIALTY WIRE AND TUBING PRODUCTS

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

                            PRECIOUS METALS PRODUCTS

     The operational structure of the parent company's precious metals activities consists of the Products Operations. Within the precious metals segment of the Company's business, two principal classes of products are manufactured: wire products and rolled products. The Company's profits from the products manufactured in this segment are derived from the "value added" of processing and fabricating and not from the purchase and resale of precious metals. In accordance with general practice in the industry, prices to customers are a composite of two factors; namely, (1) the value of the precious metal content of the product plus (2) an amount referred to as "fabrication values" to cover the cost of base metals, labor, overhead, financing and profit.

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

     Precision Plating and Surface Finishing -- The Company produces precision electroplated materials and stamped parts (often using gold, silver, palladium and various base metals on such materials and stamped parts) for use in the semiconductor, telecommunications, automotive electronics and computer industries. It also participates in the medical plastics field.

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

     Raw Materials -- The raw materials for the Company's precious metals products consist principally of silver, gold, copper, cadmium, zinc, nickel, tin and the platinum group metals in various forms. Silver and gold constitute the major portion of the value of the raw materials involved. The Company purchases all of its precious metals at free market prices from either customers, primary producers or bullion dealers. The prices of silver and gold are subject to fluctuations and are expected to continue to be affected by world market conditions. Nonetheless, the Company has not experienced any problem in obtaining the necessary quantities of raw materials required for this segment and, in the normal course of business, receives precious metals from suppliers and customers. These metals are returnable in fabricated or commercial bar form under agreed upon terms. Since precious metals are fungible, the Company does not physically segregate supplier and customer metals from its own inventories. Therefore, to the extent that supplier or customer metals are used by the Company, the amount of inventory which the Company must own is reduced. All raw materials used in this segment are readily available from several sources. For a discussion of the Company's inventory purchasing and pricing and of the Company's practices to eliminate the economic risk of precious metal price fluctuations, see "The Company's Business" on page 15 of the Annual Report.

     Working Capital Items -- The Company maintains a level of inventory of fine and fabricated precious metals in various stages of processing for customer delivery requirements and for a continuous supply of raw materials. Such inventories are carried under the Last-In, First-Out (LIFO) method of accounting. The LIFO carrying values are substantially less than the market values of the inventories. In the Notes to Consolidated Financial Statements, commencing on page 26 of the Annual Report, see Note 2 for a comparison of the cost and market values of the Company's precious metals inventories at December 31, 1996 and December 31, 1995 and Note 3 for a discussion of the effects of fluctuations in precious metals prices on the Company's credit requirements. Both Notes are incorporated by reference herein.

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

     Distribution Facilities -- The Company distributes precious metals products directly to customers from its plants and service branches, except that certain products, primarily brazing alloys, are distributed through independent distributors throughout the United States and Canada. The Company has a marketing organization trained to service its customers and dealers, to solicit orders for its precious metal and related products. This organization markets all of the Company's precious metals products and provides special technical assistance with respect to precious metals through product engineers and other technical personnel. The Company maintains customer service and sales offices at its various manufacturing and processing plants. It also has warehouse facilities to support sales and distribution at each of its manufacturing and processing plants.

     Competition -- The Company is one of the leading fabricators of precious metals. The Company currently sells its precious metal fabricated products to approximately 5,000 customers throughout the United States and Canada. Although there are no companies in the precious metals field whose operations exactly parallel those of H&H in every area, there are a number of competitors in each of the classes of the Company's precious metals products. Many of these competitors also carry on activities in other product lines in which the Company is not involved. Competition is based on quality, service and price, each of which is of equal importance.

                   MANUFACTURING OF OTHER SPECIALTY PRODUCTS

     A subsidiary of the Company manufactures plastic and steel fittings and connections, plastic pipe and non-ferrous thermite welding powders for the natural gas, electric and water distribution industries.

     Distribution -- Most of the Company's products comprising this segment are sold directly to customers through Company sales personnel. In particular, gas distribution supplies and fittings, thermite welding powders and certain other products are sold primarily through manufacturers' representatives to the ultimate users, with the remaining sales made by agents and manufacturers' representatives to distributors.

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

     Competition -- There are many companies, domestic and foreign, which manufacture products of the type manufactured by this segment. Some are larger than the Company and many are larger than the Company's operations with which they compete. Competition is generally based on quality, service and price, each of which is of equal importance.

                              RECENT DEVELOPMENTS

     On February 28, 1997, the Company completed the acquisition of Olympic Manufacturing Group, Inc., the leading domestic manufacturer and supplier of fasteners for the commercial roofing industry. The Company purchased all of the shares of capital stock of Olympic, which also sells other construction related fasteners, from a group of investors led by Saugatuck Associates, a private investment firm headquartered in Stamford, Connecticut, for approximately $53 million net of certain debt, stock option and warrant obligations, paid by the Company at the closing of the transaction. In the twelve months ended December 30, 1996, Olympic, based in Agawam, Massachusetts, had sales of approximately $42.5 million.

                            DISCONTINUED OPERATIONS

     In August 1996 the Company sold its domestic refining business, which recovered precious metals from waste and scrap generated by users of the Company's precious metals products, by other industrial users of precious metals, by non-manufacturing refining customers, and from high grade mining concentrates and bullion. During 1995 the Company sold, in two phases, its automotive segment which manufactured a wide variety of parts, cables, components and assemblies for North American automotive original equipment manufacturers. The cable operations were sold on July 20, 1995 and the remaining operations on December 29, 1995. See Note 1 to the Consolidated Financial Statements included in the Annual Report.

                                SHARE REPURCHASE

     In addition to the Company's repurchase of 1.8 million shares via a "Dutch Auction" completed in December 1996, the Company may, at the discretion of its Board of Directors, elect to repurchase additional shares (up to an aggregate of one and one-half million), of its currently outstanding Common Stock.

                             GOVERNMENT REGULATION

     During the last fiscal year, the Company spent or committed approximately $3,000,000 in complying with federal, state and local occupational safety and health, environmental control and equal employment opportunity laws and regulations. These expenditures included monies spent by the Company in the clean-up of hazardous wastes and toxic substances under federal, state and local laws and regulations relating to protection of the environment. Typical of large domestic manufacturing concerns, the Company's operations may affect the environment. These operations may produce, process and dispose of materials and waste products which, under certain conditions, are toxic or hazardous under such environmental laws and regulations. The Company expects to make comparable expenditures and commitments during the current fiscal year, provided that no further changes are made in such laws and regulations or in their application.

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

                                   EMPLOYEES

     The Company had 2,304 employees on December 31, 1996. Of these, approximately 42 percent are covered by collective bargaining agreements, which expire at various times during the next three years.

ITEM 2.  PROPERTIES

     The Company has 22 active operating plants in the United States, Canada, England, Denmark and Singapore (50% owned) with a total area of approximately 1,730,000 square feet, including warehouse, office and laboratory space, but not including the plants used by the Singapore operation. The Company owns or leases sales, service and warehouse facilities at two other locations in the United States, which, with the Company's executive and general offices, have a total area of approximately 63,000 square feet and owns eleven non-operating or discontinued locations with a total area of approximately 836,000 square feet. The Company considers its manufacturing plants and service facilities to be well maintained and efficiently equipped, and therefore suitable for the work being done. The productive capacity and extent of utilization of the Company's facilities is dependent in some cases on general business conditions and in other cases on the seasonality of the utilization of its products. Productivity can be expanded readily to meet additional demands. A description of the Company's principal plants by industry segment is as follows:

WIRE AND TUBING

     The headquarters of the wire portion of this segment is in Cockeysville, Maryland, and the headquarters of the tubing portion of this segment is in Norristown, Pennsylvania. Manufacturing facilities are located in: Cockeysville, Maryland; Norristown, Pennsylvania; Willingboro and Middlesex, New Jersey; Oriskany, New York; Camden, Delaware; Evansville, Indiana; Fort Smith, Arkansas; Retford, Notts. and Liversedge, Yorkshire, England; and Kolding, Denmark. All these plants are owned in fee except the Retford plant, which is leased.

PRECIOUS METALS

     The Company's principal precious metal products operation is conducted in Fairfield, Connecticut. Other precious metal operations are conducted in: North Attleboro, Massachusetts; East Providence, Rhode Island; Cudahy, Wisconsin; Carmel, Indiana; Indianapolis, Indiana; Fontana, California; Toronto, Canada and Singapore (50 percent owned). The Company owns all these operating plants in fee.

OTHER SPECIALTY PRODUCTS

     The principal facilities currently engaged in the Company's other specialty products businesses are located in Tulsa and Broken Arrow, Oklahoma. The Oklahoma plants are owned in fee.

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

     There is no presently scheduled trial. The Court may schedule a trial date at the Case Management Conference in May 1997.

     The Handy & Harman defendants deny responsibility for the alleged contamination of the Park Ridge wells and assert that if any such contamination exists as a result of operation of the Montvale facility, damages arising therefrom are the responsibility of the owner or operator thereof prior to the purchase of the facility by HHEM from Plessey Incorporated (Plessey). The Handy & Harman defendants have asserted substantial cross-claims against Plessey, GEC-Marconi Materials Corp. and a vendor of the chemical involved. The Handy & Harman defendants are seeking from the Plessey defendants, in the event that the Handy & Harman defendants are held to be responsible for any damages asserted by the Borough, return of the purchase price, repayment of amounts spent by HHEM in remediation of the site, contribution and indemnity.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None during the fourth quarter of the year ended December 31, 1996.

                       EXECUTIVE OFFICERS OF THE COMPANY

     As of March 26, 1997, the executive officers of the Company, their ages, their present positions and offices, and their recent business experience and employment, are as follows:

          Richard N. Daniel -- age 61; Chairman (since 1988) and Chief Executive Officer of the Company (since 1983); a Director (since 1974).

          Frank E. Grzelecki -- age 59; President and Chief Operating Officer of the Company (since 1992); prior thereto Vice Chairman of the Board (since
     1989); a Director (since 1988).

          Robert D. LeBlanc -- age 47; Executive Vice President (since 1996); prior thereto Executive Vice President of Elf Atochem North America, Inc. (since prior to 1996).

          Robert F. Burlinson -- age 57; Vice President and Treasurer (since
     1996); prior thereto Senior Vice President, Chief Financial Officer and Treasurer of The National Guardian Corporation (since prior to 1996).

          Paul E. Dixon -- age 52; Vice President, General Counsel and Secretary (since 1993); prior thereto Vice President and General Counsel (since
     1992); prior thereto Senior Vice President and General Counsel of The Warnaco Group (since prior to 1990).

          Dennis C. Kelly -- age 45; Controller (since 1993) of the Company; prior thereto Assistant Controller (since 1989).

          Robert M. Thompson -- age 64; Vice President (since 1994); prior thereto Group Vice President (since 1984).

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information for this Item is incorporated by reference to the Consolidated Financial Statements contained on pages 21 through 24 of the Annual Report and by reference to the Summary of Significant Accounting Policies contained on pages 25 and 26 of the Annual Report and the Notes to Consolidated Financial Statements commencing on page 26 of the Annual Report and by reference to the Independent Auditors' Report set forth on page 33 of the Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information for this Item is incorporated by reference to the section entitled "Election of Directors," on pages 3 and 4 of the Company's Proxy Statement, dated April 2, 1997 (the "Proxy Statement"), for the 1997 Annual Meeting of Shareholders and by reference to the item captioned "Executive Officers of the Company" at the end of Part I of this Annual Report on Form 10-K. No person who was during the 1996 fiscal year a director, officer or beneficial owner of more than ten percent of any class of equity securities of the registrant failed to file on a timely basis reports required by Section 16(a) of the Exchange Act of 1934, as amended, except as set forth in the Company's Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     The information for this Item is incorporated by reference to the sections entitled "Executive Compensation," "Base Salaries," "Annual Incentive Awards for 1996," "Stock Options," "Long-Term Incentive Plan," "Compensation Committee Report on Executive Compensation," "Pensions," "Compensation of Directors," "Employment Contracts and Termination of Employment and Change-in-Control Agreements" on pages 5 to 12 of the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information for this Item is incorporated by reference to the sections entitled "Voting Rights and Principal Holders Thereof" and "Election of Directors" on pages 1, 2, 3, and 4, respectively, of the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information for this Item is incorporated by reference to the section entitled "Election of Directors" on pages 3 and 4 of the Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) DOCUMENTS FILED AS A PART OF THIS REPORT

1.  FINANCIAL STATEMENTS

     The Consolidated Financial Statements (pages 21 through 24 of the Annual Report), the Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements (pages 25 through 32 of the Annual Report), the Independent Auditors' Report (page 33 of the Annual Report) and the items of Supplementary Information incorporated by reference in Part II, Item 8 of this Report are incorporated by reference.

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

3.  EXHIBITS REQUIRED TO BE FILED

     The following exhibits required to be filed as part of this Report have been included:

     (1) PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION.

     (a) Asset Purchase Agreement, dated as of July 8, 1996, by and between Golden West Refining Corporation Limited and the Company.

     (b) Stock Purchase Agreement, dated as of February 19, 1997, among Saugatuck Capital Company Limited Partnership III, the other sellers named therein and the Company.

     With respect to (a) and (b), above, the disclosure schedules (relating to certain factual matters concerning the Company and the other parties to the respective agreements) and ancillary agreements (relating to the provision of certain services by or to the Company with respect to (a) and (b), and the consignment of certain precious metals to the other party to the agreement described in (a) to such agreements have been omitted pursuant to Item 601(b)(2) of Regulation S-K; the Company agrees to furnish such documents to the Securities and Exchange Commission upon its request.

     (2) CERTIFICATE OF INCORPORATION AND BY-LAWS.

     (a) Restated Certificate of Incorporation of the Company (Filed as Exhibit 3(a) to the Company's 1989 Annual Report on Form 10-K and incorporated herein by reference).

     (b) By-Laws, as amended (Filed as Exhibit 3(b) to the Company's 1990 Annual Report on Form 10-K and incorporated herein by reference).

     (3) INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES.

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

     (g) First Amendment to Revolving Credit Agreement dated as of June 30, 1995 among the Company, certain financial institutions as lenders, The Bank of Nova Scotia, Chemical Bank and The Bank of New York as Co-Agents and The Bank of Nova Scotia, as the Administrative Agent.

     (h) Second Amendment to Revolving Credit Agreement dated as of September 24, 1996 among the Company, certain financial institutions as lenders, The Bank of Nova Scotia, Chemical Bank and The Bank of New York as Co-Agents and The Bank of Nova Scotia, as the Administrative Agent.

     (i) Third Amendment to Revolving Credit Agreement dated as of October 11, 1996 among the Company, certain financial institutions as lenders, The Bank of Nova Scotia, Chemical Bank and The Bank of New York as Co-Agents and The Bank of Nova Scotia, as the Administrative Agent.

     (j) Fourth Amendment to Revolving Credit Agreement dated as of January 15, 1997 among the Company, certain financial institutions as lenders, The Bank of Nova Scotia, Chemical Bank and The Bank of New York as Co-Agents and The Bank of Nova Scotia, as the Administrative Agent.

     (k) First Amendment to Short Term Revolving Credit Agreement dated as of June 30, 1995 among the Company, certain financial institutions as lenders, The Bank of Nova Scotia, Chemical Bank and The Bank of New York as Co-Agents and The Bank of Nova Scotia, as the Administrative Agent.

     (l) Second Amendment to Short Term Revolving Credit Agreement dated as of September 24, 1996 among the Company, certain financial institutions as lenders, The Bank of Nova Scotia, Chemical Bank and The Bank of New York as Co-Agents and The Bank of Nova Scotia, as the Administrative Agent.

     (m) Third Amendment to Short Term Revolving Credit Agreement dated as of October 11, 1996 among the Company, certain financial institutions as lenders, The Bank of Nova Scotia, Chemical Bank and The Bank of New York as Co-Agents and The Bank of Nova Scotia, as the Administrative Agent.

     (n) Fourth Amendment to Short Term Revolving Credit Agreement dated as of January 15, 1997 among the Company, certain financial institutions as lenders, The Bank of Nova Scotia, Chemical Bank and The Bank of New York as Co-Agents and The Bank of Nova Scotia, as the Administrative Agent.

     (o) First Amendment to Fee Consignment Agreement dated as of June 30, 1995 between the Company and The Bank of Nova Scotia.

     (p) Second Amendment to Fee Consignment Agreement dated as of September 24, 1996 between the Company and The Bank of Nova Scotia.

     (q) First Amendment to Short Term Fee Consignment Agreement dated as of June 30, 1995 between the Company and The Bank of Nova Scotia.

     (r) Second Amendment to Short Term Fee Consignment Agreement dated as of September 24, 1996 between the Company and The Bank of Nova Scotia.

     (s) First Amendment to Dollar Supply Agreement dated as of September 24, 1996 among the Company, certain financial institutions as lenders, The Bank of Nova Scotia, Chemical Bank and The Bank of New York as Co-Agents and The Bank of Nova Scotia, as the Administrative Agent.

     (t) First Amendment to Short Term Dollar Supply Agreement dated as of September 24, 1996 among the Company, certain financial institutions as lenders, The Bank of Nova Scotia, Chemical Bank and The Bank of New York as Co-Agents and The Bank of Nova Scotia, as the Administrative Agent.

     (u) Rights Agreement, dated as of January 26, 1989, between the Company and ChaseMellon Shareholder Services, L.L.C., (formerly known as Morgan Shareholder Services Trust Company), as Rights Agent, including all exhibits thereto (filed as Exhibit 1 to the Company's Registration Statement on Form 8-A dated February 3, 1989 and incorporated herein by reference).

     (v) Amendment, dated as of April 25, 1996, to the Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (filed as Exhibit 1 to the Company's Registration Statement on Form 8-A/A dated May 21, 1996 and incorporated herein by reference).

     (w) Amendment, dated as of October 22, 1996, to the Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (filed as Exhibit 1 to the Company's Registration Statement on Form 8-A/A dated October 24, 1996 and incorporated herein by reference).

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

     (r) Amended and Restated Agreement between the Company and Mr. Grzelecki (Filed as Exhibit 10(r) to the Company's Annual Report on Form 10-K and incorporated herein by reference).

     (s) Press Release of the Company dated November 6, 1995 (Filed as Exhibit 10(s) to the Company's Annual Report on Form 10-K and incorporated herein by reference).

     (t) 1995 Omnibus Stock Incentive Plan (Filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 33-80803) on December 22, 1995, under the Securities Act of 1933 and incorporated herein by reference).

     (11) Statement re computation of per share earnings. Incorporated by reference to Item (h) of Summary of Significant Accounting Policies on page 25 of the Annual Report.

     (13) Pages 15 through 32 of the Company's Annual Report to Shareholders for 1996. Except for those portions which are expressly incorporated by reference in this Annual Report on Form 10-K, this exhibit is furnished for the information of the Commission and is not deemed to be filed as part of this Annual Report on Form 10-K.

     (21) List of Subsidiaries of the Company. Filed as Exhibit 21 to this Annual Report on Form 10-K.

     (23) Report and Consent of Independent Auditors. Included as part of the Report and Consent of Independent Auditors on page F-1 filed with the Financial Statement Schedule as part of this Annual Report on Form 10-K pursuant to Part IV hereof and incorporated herein by reference thereto.

(B) REPORTS ON FORM 8-K

     The Company filed a current report on Form 8-K dated January 28, 1997 with respect to the signing of a letter of intent regarding the acquisition of all of the capital stock of Olympic Manufacturing Group, Inc. by the Company.

     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 2-78264 (filed July 1, 1982), 33-37919 (filed November 21, 1990), 33-43709
(filed October 31, 1991) and 33-80803 (filed December 22, 1995):

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

                                          HANDY & HARMAN

Dated: March 27, 1997
                                          By         /s/ R. N. DANIEL
                                            ------------------------------------
                                                       (R. N. DANIEL)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company, in the capacities and on the respective dates indicated.

                  SIGNATURE                                 TITLE                     DATE
---------------------------------------------   ------------------------------   ---------------

              /s/ R. N. DANIEL                  Chairman and Director             March 27, 1997
---------------------------------------------   (Principal Executive Officer)
               (R. N. DANIEL)
             /s/ F. E. GRZELECKI                President and Director            March 27, 1997
---------------------------------------------   (Chief Operating Officer)
              (F. E. GRZELECKI)

             /s/ R. F. BURLINSON                Vice President and Treasurer      March 27, 1997
---------------------------------------------   (Principal Financial Officer)
              (R. F. BURLINSON)

               /s/ D. C. KELLY                  Controller                        March 27, 1997
---------------------------------------------   (Principal Accounting Officer)
                (D. C. KELLY)

             /s/ C. A. ABRAMSON                 Director                          March 27, 1997
---------------------------------------------
              (C. A. ABRAMSON)

             /s/ R. E. CORNELIA                 Director                          March 27, 1997
---------------------------------------------
              (R. E. CORNELIA)

                                                Director                          March 27, 1997
---------------------------------------------
               (G. G. GARBACZ)

              /s/ G. M. NICHOLS                 Director                          March 27, 1997
---------------------------------------------
               (G. M. NICHOLS)

               /s/ H. P. SOTOS                  Director                          March 27, 1997
---------------------------------------------
                (H. P. SOTOS)

              /s/ E. J. SUSSMAN                 Director                          March 27, 1997
---------------------------------------------
               (E. J. SUSSMAN)

             /s/ R. E. TETRAULT                 Director                          March 27, 1997
---------------------------------------------
              (R. E. TETRAULT)

                   REPORT AND CONSENT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND SHAREHOLDERS HANDY & HARMAN:

     Under the date of February 28, 1997 we reported on the consolidated balance sheet of Handy & Harman and Subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 1996. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule on page S-1. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

     In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     We also consent to the incorporation by reference in the Registration Statements on Form S-8 (Registration Nos. 2-78264, 33-37919, 33-43709 and 33-80803) of Handy & Harman of our report dated February 28, 1997.

                                          KPMG PEAT MARWICK LLP

New York, New York
March 27, 1997

                                      14-1

                        HANDY & HARMAN AND SUBSIDIARIES

                                  SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                          BALANCE,                                     BALANCE,
                                         BEGINNING      ADDITIONS      DEDUCTIONS       CLOSE
              DESCRIPTION                OF PERIOD         (A)        FROM RESERVE    OF PERIOD
----------------------------------------------------   ------------   ------------   ------------
                                                         (THOUSANDS OF DOLLARS)
Allowance for doubtful accounts
  receivable
  (deducted from accounts receivable):
     Year ended December 31, 1996.......    $3,021        $1,052         $2,387(c)      $1,686
     Year ended December 31, 1995.......    $3,597        $  329         $  905         $3,021
     Year ended December 31, 1994.......    $3,721        $  906(b)      $1,030         $3,597

                                                                    1996      1995     1994
                                                                   ------     ----     ----
    (a) Provision for doubtful accounts -- charged to costs and
      expenses.................................................... $1,052     $329     $784
    (b) Includes $122 acquired through business combination.
    (c) Includes $694 of allowance for doubtful accounts
      receivable
          related to discontinued operations reclassed
      accordingly.

                                      14-2

Handy & Harman and Subsidiaries

The Company's Business

The Company's industry segments are: manufacturing of specialty wire and tubing, manufacturing of precious metals products, and manufacturing of other non-precious metal products. The table below presents information about the segments with additional segment information for 1996, 1995 and 1994 found in
Note 7 of the Notes to Consolidated Financial Statements on page 30. A further analysis of the industry segments can be found under "Management's Discussion and Analysis" beginning on page 18.

     The wire and tubing segment has two product groups. Stainless steel wire is drawn from rod to a wide range of smaller diameters. Applications are widespread and include springs, telecommunication networks, mobile antennas, brushes, laparoscopic instruments, petroleum well screens and conveyor belts. Tubing is manufactured from carbon steel, stainless steel and a variety of specialty alloys. Applications are similarly numerous including semiconductor fabrication, electronics, oil field services, petrochemicals, refrigeration, automotive, hydraulic, medical and aerospace.

     The precious metals segment is engaged in precision plating and surface finishing for electronic and electrical components, the manufacturing of a variety of products, generally in mill forms, containing silver, gold and other precious metals in combination (alloys) with non-precious metals and the sale of such products to users in a wide range of industries, including silverware and jewelry, electrical and electronic, automotive, telecommunication, heating and refrigeration components, aerospace and appliance.

     It is the Company's operating policy to maintain constant precious metals inventory levels under the last-in, first-out (LIFO) method of accounting. Precious metals are purchased at the same prices and quantities as selling commitments to customers. In the normal course of business, the Company accepts precious metals from suppliers and customers, which quantities are returnable in fabricated or commercial bar form under agreed upon terms. Since precious metals are fungible, the Company does not physically segregate the supplier and customer metals. Therefore, to the extent such metals are used by the Company to meet its operating requirements, the amount of inventory which the Company must own is reduced. The Company's inventory positions are sufficient to protect against any losses in connection with these supplier and customer accounts. To the extent that additional inventory is required to support operations, precious metals are purchased and immediately sold for future delivery, eliminating the economic risk of price fluctuations. Such purchases and sales are not included in either sales or cost of sales. From time to time, management reviews the appropriate inventory levels and may elect to make adjustments.

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

     The following table provides details of sales from continuing operations, as well as profit contribution by each reportable segment before general corporate and interest expenses. See "Management's Discussion and Analysis" beginning on page 18.

(Thousands of dollars)                        1996          1995           1994
================================================================================
Sales:
  Wire/Tubing                            $ 175,451     $ 175,092      $ 153,750
  Precious metals                          215,246       236,196        240,140
  Other non-precious
     metal businesses                       16,410        15,900         15,078
--------------------------------------------------------------------------------
                                         $ 407,107     $ 427,188      $ 408,968
================================================================================
Profit contribution before
  unallocated expenses:
  Wire/Tubing                            $  18,426     $  17,870      $  14,117
  Precious metals                           49,998*        8,588**        8,172
  Other non-precious
     metal businesses                        2,031         2,226          1,900
--------------------------------------------------------------------------------
                                            70,455        28,684         24,189
General corporate expenses                  (1,800)       (1,800)        (1,850)
Interest expense (net)                      (9,682)      (12,598)       (10,772)
--------------------------------------------------------------------------------
Income from continuing
  operations before income
  taxes and extraordinary item           $  58,973     $  14,286      $  11,567
================================================================================
* Includes a $33,630,000 gain in 1996 as a result of reduction in the quantities of precious metal inventories valued under the LIFO method of accounting.
** Includes a $9,549,000 charge in 1995 related to the restructuring and asset writedowns for the Precious Metals Fabricated Products Division.

     The following table segregates identifiable assets to the three reported segments, corporate and discontinued operations.

                                                           Assets
================================================================================
(Thousands of dollars)                          1996          1995          1994
--------------------------------------------------------------------------------
Wire/Tubing                                 $103,893      $103,939      $ 92,696
Precious metals                              122,397       130,356       122,882
Other non-precious
   metal businesses                            9,802        10,568         8,901
Corporate                                     80,372        67,674        58,566
Discontinued operations                           --        28,512       121,973
--------------------------------------------------------------------------------
                                            $316,464      $341,049      $405,018
================================================================================

Handy & Harman and Subsidiaries

STOCK TRADING AND DIVIDENDS

Handy & Harman Common Stock is traded on the New York Stock Exchange. The following table sets forth, for the quarterly periods indicated, the reported high and low sales prices for the Common Stock on the New York Stock Exchange and the dividends paid on the Common Stock during such periods.

   At February 14, 1997, there were 2,816 holders of record of Common Stock of Handy & Harman.

                             Common Stock           Dividend Paid on
                             Sales Prices             Common Stock
                           High          Low           Per Share
================================================================================
1996
January 1-March 31       $17 5/8       $15 3/8          6(cent)
April 1-June 30           18 3/4        16              6(cent)
July 1-September 30       18 1/8        16 1/4          6(cent)
October 1-December 31     19 1/4        15 7/8          6(cent)
--------------------------------------------------------------------------------
1995
January 1-March 31       $16 1/2       $14 1/8          6(cent)
April 1-June 30           16 1/2        14 7/8          6(cent)
July 1-September 30       16 7/8        14 5/8          6(cent)
October 1-December 31     16 5/8        13 5/8          6(cent)
================================================================================

SELECTED QUARTERLY DATA

Summarized financial data for interim periods of 1996 and 1995 (expressed in thousands of dollars, except per share data) are shown below.

                                                1996 Quarter Ended
                                      Mar. 31     June 30   Sept. 30    Dec. 31
================================================================================
Sales                               $ 108,340   $ 105,806   $ 95,890   $ 97,071
Gross profit                           21,349      21,429     23,572     47,185
Earnings (loss):
   Continuing operations                4,363       4,454      5,684     19,272
   Extraordinary item                      --          --         --     (2,889)
   Discontinued operations             (9,654)         --         --     (4,861)
--------------------------------------------------------------------------------
Net income (loss)                   $  (5,291)  $   4,454   $  5,684   $ 11,522
--------------------------------------------------------------------------------
Earnings (loss) per share:
   Continuing operations            $     .31   $     .32   $    .41   $   1.44
   Extraordinary item                      --          --         --       (.22)
   Discontinued operations               (.69)         --         --       (.36)
--------------------------------------------------------------------------------
Net income (loss)                   $    (.38)  $     .32   $    .41   $    .86
================================================================================

                                                1995 Quarter Ended
                                      Mar. 31     June 30   Sept. 30    Dec. 31
================================================================================
Sales                               $ 113,497   $ 114,593   $ 99,876   $ 99,222
Gross profit                           22,749      21,613     18,092     15,997
Earnings (loss):
   Continuing operations                4,021      (1,205)     2,380      2,313
   Discontinued operations              1,167          84       (672)    10,552
--------------------------------------------------------------------------------
Net income (loss)                   $   5,188   $  (1,121)  $  1,708   $ 12,865
--------------------------------------------------------------------------------
Earnings (loss) per share:
   Continuing operations            $     .28   $    (.08)  $    .17   $    .16
   Discontinued operations                .09          --       (.05)       .75
--------------------------------------------------------------------------------
Net income (loss)                   $     .37   $    (.08)  $    .12   $    .91
================================================================================

The 1996 continuing operations includes after-tax LIFO gains of $2,913,000 or $.21 per share in the third quarter and $16,347,000 or $1.22 per share in the fourth quarter.

     The extraordinary item is attributable to the early retirement of debt.

     The 1996 discontinued operations includes loss results and special charges for the sale of the domestic refining business.

     The 1995 continuing operations second quarter includes the after tax impact of nonrecurring charges of $6,150,000 or $.44 per share related to restructuring and asset writedowns for the Precious Metals Fabricated Products Division.

     1995 discontinued operations totalling $11,131,000 or $.79 per share is for the reclassified domestic refining business results and the automotive segment's results and gain from its sale.

Handy & Harman and Subsidiaries

Five Year Selected Financial Data

Dollars in thousands
except per share figures                           1996        1995       1994       1993         1992
======================================================================================================
OPERATIONS
Sales                                         $ 407,107    $427,188   $408,968   $372,571     $377,015
Income from continuing operations
   before extraordinary item and
     excluding net LIFO gains (b)                14,513       7,509      6,743      1,928(a)     3,532
Net LIFO gains (b)                               19,260          --         --         --           --
Loss from extraordinary item                     (2,889)         --         --         --           --
Income (loss) from discontinued operations      (14,515)     11,131      9,768      7,548        8,165
Net income                                       16,369      18,640     16,511      9,476(a)    11,697
Dividends                                         3,341       3,383      2,811      2,803        2,801

PER SHARE DATA
Income from continuing operations
   before extraordinary item and
     excluding net LIFO gains (b)                  1.05         .53        .48        .14(a)       .26
Net LIFO gains (b)                                 1.40          --         --         --           --
Loss from extraordinary item                       (.21)         --         --         --           --
Income (loss) from discontinued operations        (1.05)        .79        .70        .54          .58
Net income                                         1.19        1.32       1.18        .68(a)       .84
Dividends                                           .24         .24        .20        .20          .20
Average shares outstanding (thousands)           13,796      14,092     14,050     14,021       14,001
------------------------------------------------------------------------------------------------------
FINANCIAL POSITION (AT DECEMBER 31)
Current assets                                  138,674     163,101    187,336    226,441      200,613
Current liabilities                              76,838     113,621    153,593    114,534       92,444
Working capital                                  61,836      49,480     33,743    111,907      108,169
Property, plant and equipment-net                83,205      91,406    117,200    106,220      109,605
Total assets                                    316,464     341,049    405,018    406,160      371,351
Long-term debt                                  127,500      93,500    131,750    188,750      186,287
Deferred income taxes                            15,261      13,534     13,551     11,276        7,681
Shareholders' equity                             95,606     120,394    106,124     91,600       84,939
LIFO reserve(c)                                  97,996     141,458    139,068    141,273      105,416
------------------------------------------------------------------------------------------------------
STATISTICAL DATA
Property, plant and equipment
   acquired through capital expenditures         14,694      23,143     18,567     15,147       14,440
Depreciation and amortization                    12,000      16,668     15,683     15,816       14,854
Interest expense (net)-continuing operations      9,682      12,598     10,772     10,977       12,411
Number of shareholders                            2,816       3,096      2,259      2,238        3,046
Number of employees at December 31                2,304       2,567      4,826      4,246        4,478
------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
Return on average shareholders' equity             15.2%       16.5%      16.7%      10.7%        14.4%
Current ratio                                       1.8         1.4        1.2        2.0          2.2
======================================================================================================

(a) Includes a benefit of $576,000 or $.04 per share, from cumulative effect of accounting change.
(b) Net LIFO gains (after-tax) are due to change in levels of precious metal inventories stated at LIFO cost.
(c)  Excess of year-end market value of LIFO inventory over cost.

Handy & Harman and Subsidiaries

Management's Discussion and Analysis

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

The Company's precious metal inventory, consisting principally of gold and silver, is readily convertible to cash. Furthermore, these precious metal inventories which are stated in the Balance Sheet at LIFO cost have a market value of $97,996,000 in excess of such cost as of December 31, 1996.

     It is the Company's policy to obtain funds necessary to finance inventories and receivables from various banks under commercial credit facilities. Fluctuations in the market prices of gold and silver have a direct effect on the dollar volume of sales and the corresponding amount of customer receivables resulting from sale of precious metal products. In addition, receivables resulting from the sale of precious metal bullion for future delivery were also financed by bank borrowings. The Company adjusts the level of its credit facilities from time to time in accordance with its borrowing needs for receivables and inventories and maintains bank credit facilities well in excess of anticipated requirements.

     Consistent with other precious metal fabricating companies, some of the Company's gold and silver requirements are furnished by customers and suppliers on a consignment basis. Title to the consigned gold and silver remains with the Consignor. The value of consigned gold and silver held by the Company is not included in the Company's Balance Sheet. The Company's gold and silver requirements are provided from a combination of owned inventories, precious metals which have been purchased and sold for future delivery, and gold and silver received from suppliers and customers on a consignment basis.

     The Company has a $200,000,000 Revolving Credit Facility which provides $150,000,000 for a three year period and $50,000,000 for 364 days. As of December 31, 1996 there were only borrowings of $120,000,000 under the long-term facility. In addition to the Revolving Credit Facilities, banks also provide $111,750,000 of Gold and Silver Fee Consignment Facilities. The Fee Consignment Facility of $83,812,500 is for a three-year period and the short-term Fee Consignment Facility of $27,937,500 is for 364 days. All gold and silver consigned to the Company pursuant to these Consignment agreements is located at the Company's plant in Fairfield, Connecticut. As of December 31, 1996, there were 5,300 ounces of gold and 14,209,000 ounces of silver leased under these fee consignment facilities.

     In addition to the Revolving Credit Facilities the Company had arrangements with four institutional lenders for $50,000,000 of long-term borrowing at a rate of 8.83% maturing in 2002, which were prepaid on October 10, 1996 along with other long-term debt of $14,500,000 at a rate of 9.37% maturing in 1999. Prepayment penalties amounting to approximately $4.6 million relating to this debt were incurred and are reported as an extraordinary item. Funds for the prepayment of these long-term borrowings and related penalties were provided by the Revolving Credit Facilities discussed above. The Company is currently in the process of reviewing other new long-term debt opportunities.

     On May 14, 1996, Handy & Harman announced that it had decided to exit the precious metals refining business, exclusive of the Company's minor satellite refining operations located in Singapore and Canada. The Company completed the sale of the Handy & Harman Refining Division in the third quarter of 1996. Accordingly, operations for this major division have been classified as discontinued operations. A charge associated with exiting this business of $22,350,000 ($13,161,000 after-tax) was recorded in 1996. The sale of this division released a significant portion of the Company's owned precious metal inventory position, making this potential liquidity, along with the Company's credit facilities, available for deployment to continuing operations, acquisition of new businesses and repurchase of 1.8 million shares of the Company's common stock via a "Dutch Auction", completed in December 1996.

     Subsequent to year end, on February 28, 1997, the Company acquired Olympic Manufacturing Group, Inc. for $53,000,000 which was funded by the Revolving Credit Facilities discussed above.

     Over the past three years the Company's operating activities and investing activities have provided net cash of $70,092,000 and $10,478,000, respectively, which were used for financing activities amounting to $74,091,000.

OPERATING ACTIVITIES

Net cash provided by operating activities amounted to $41,198,000 in 1996, $20,086,000 in 1995 and $8,808,000 in 1994. Net cash flow from operating activities increased $21,112,000 from 1995 to 1996 primarily due to an increase of $17,947,000 in net income adjusted for non-cash and non operating items. This increase is primarily due to proceeds from the reduction of LIFO inventories partially offset by expenditures associated with the disposal of the refining business. The balance of the cash flow increase from operating activities was due to a decrease of $3,165,000 in working capital requirements.

     Net cash flow from operating activities increased $11,278,000 from 1994 to 1995 primarily due to a decrease in working capital requirements of $20,720,000, an increase in net income of $2,129,000, non-cash restructuring and nonrecurring charges of $8,369,000, partially offset by the gain on sale of business units of $20,176,000. The decrease in working capital requirements was due primarily to a decrease in accounts receivable caused by the exit from the karat gold business as well as lower sales of the discontinued automotive segment.

Handy & Harman and Subsidiaries

Management's Discussion and Analysis

INVESTING ACTIVITIES

Net cash (used)/provided in investing activities amounted to ($12,456,000) in 1996, $70,637,000 in 1995 and ($47,703,000) in 1994. Net cash provided by investing activities decreased $83,093,000 in 1996 over 1995 primarily due to net proceeds in 1995 of $68,032,000 from the sale of the automotive (OEM) segment and $24,750,000 in net investing activities of discontinued operations due to the realization of proceeds on the Company's investment in and receivable from GO/DAN Industries, a joint venture, versus net proceeds in 1996 of $5,074,000 for the sale of the refining division and use of cash for the purchase of ele Corporation amounting to $3,700,000 (net). Cash outflows for capital expenditures decreased by $8,449,000 in 1996 versus 1995 due to plant expansion primarily experienced in the wire/tubing segment in 1995.

     Net cash provided by investing activities increased $118,340,000 in 1995 over 1994 primarily due to net proceeds of $68,032,000 and $24,250,000, as described in the preceding paragraph, payments in 1994 for the purchase of Sumco Inc. in the amount of $26,000,000 and related acquired debt of $3,921,000, offset partially by the 1995 increase in capital expenditures of $4,576,000, primarily for plant expansion and machinery and equipment in the wire/tubing segment.

FINANCING ACTIVITIES

During this past three year period the Company's net financing activities were the repayment of $83,449,000 in debt, cash provided by the net decrease in futures receivable of $62,333,000, dividend payments of $9,535,000, net purchases of Company stock of $40,059,000, penalties paid on the early retirement of debt of $4,640,000, and proceeds from a joint venture partner of $1,259,000 for a total net cash usage of $74,091,000.

     The net cash used in financing activities was $25,668,000 in 1996 due to the purchase of company stock for $40,036,000 via a "Dutch Auction" in December 1996 and the plan to buyback up to 1.5 million shares of the Company's common stock announced on November 6, 1995, penalties paid on the early retirement of debt of $4,640,000 and the payment of dividends of $3,341,000. This was partially offset by an increase in debt of $3,301,000, a decrease in futures receivables of $7,681,000, an increase in futures payable of $9,246,000, funding proceeds received from a joint venture partner of $1,259,000, and other treasury stock transactions proceeds of $862,000.

     The net cash used in financing activities was $86,558,000 in 1995 primarily due to the decrease in futures payable of $37,772,000 and increase in futures receivable of $7,681,000, repayment of debt of $36,500,000, payment of dividends of $3,383,000 and purchase of the Company's common stock amounting to $1,505,000 (cash-settlement basis) which is part of a plan to buy back up to 1.5 million shares of the Company's common stock announced on November 6, 1995.

     The net cash provided by financing was $38,135,000 in 1994 primarily due to the Company's ability to realize its futures receivable of $53,087,000 and increase futures payable by $37,772,000, offset by the repayment of debt of $50,250,000 and payment of dividends of $2,811,000.

     The Company's program to expand productive capacity through acquisition of new businesses and expenditures for new property, plant and equipment will continue to be financed with internally generated funds and long-term debt, if necessary.

     The Company's foreign operations consist of four wholly owned subsidiaries, (one in Canada, two in the United Kingdom, and one in Denmark), and one equity investment in Asia. Substantially all unremitted earnings of such entities are free from legal or contractual restrictions.

     Statements contained in Management's Discussion and Analysis are forward-looking statements and are made pursuant to the safe harbor provision of the private securities litigation reform act of 1995. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, product demand, pricing, market acceptance, precious metal and other raw materials price fluctuations, intellectual property rights and litigation, risks in product and technology development and other risk factors detailed in the Company's Securities and Exchange Commission filings.

COMPARISON OF 1996 VERSUS 1995

Sales for the wire/tubing segment increased $359,000 and profit contribution (pre-tax income before deducting interest and corporate expenses) increased $556,000 (3%) due to a strong increase in demand for stainless steel tubing brought about by rapid growth in the semiconductor fabrication industry experienced during the first half of 1996. This was partially offset by a decrease in sales destined for the automotive market experienced by one of the segment's wire units. Although this segment's 1997 beginning performance is not as robust as the previous year's due to the semiconductor fabrication industry's slowdown, other operating units have improved due to their numerous niche products, especially in the medical field. As the semiconductor fabrication industry improves, additional contribution from and further investment in this segment is anticipated.

     Sales for the precious metal segment decreased $20,950,000 (9%) due primarily to the elimination of the karat gold fabricated product line in 1995. The average price of gold in 1996 was $387.70 per ounce and in 1995 was $384.19 per ounce. The average price of silver in 1996 was $5.18 per ounce and in 1995 was $5.19 per ounce. The profit contribution increased $41,410,000 (482%) primarily due to the reductions in the quantities of

Handy & Harman and Subsidiaries

Management's Discussion and Analysis

precious metal inventories valued at LIFO cost which produced a gain of $33,630,000. Also, in 1995 there was a nonrecurring charge of $5,342,000 for severance costs and asset write-downs related to the decision to exit the karat gold fabricated product line in East Providence, Rhode Island and $4,207,000 of additional costs, primarily asset write-downs, related to the Company's ongoing operation in Fairfield, Connecticut. Excluding the gain on LIFO inventory and the nonrecurring charges in 1995 described above, the profit contribution decreased $1,769,000 (10%) due to product mix changes experienced in fabricated precious metals and a decrease in sales due to the higher demand in the first half of 1995 from the electronic components sector of the automotive industry experienced by the Company's precision surface finishing business. The addition of ele Corporation in 1996, the major modernization program at our product fabrication facility in Fairfield, Connecticut and the retro-fitting of the former karat gold facility in East Providence, Rhode Island by the Electronics Materials Group should enhance this segment's contribution in 1997.

     In the other non-precious metal segment, sales increased $510,000 (3%) due primarily to growth of the thermOweld(R) product line, particularly in foreign markets, partially offset by decreased steel fitting sales. Profit contribution decreased $195,000 (9%) due to low production volume of steel fittings, and the related expense of unabsorbed production costs partially offset by increased thermOweld(R) sales discussed above. Accelerated new product flow in 1996 should improve earnings in 1997.

     Interest expense decreased $2,916,000 (23%) due to decreased levels of borrowings as a result of proceeds from the completion of the sales of the Company's automotive segment and investment in GO/DAN Industries in the latter part of 1995.

     The effective income tax rate for 1996 was 42.7% and 1995 was 47.4%. The reason for the lower effective income tax rate for 1996 compared to 1995 is due to decreased foreign losses, for which a valuation allowance has been provided, as a percentage of income before taxes.

COMPARISON OF 1995 VERSUS 1994

Sales for the wire/tubing segment increased $21,342,000 (14%) due to the strong demand for wire products, most notably in Europe through the Company's U.K. business unit and also a strong increase in demand for seamless stainless steel tubing brought about by rapid growth in the semiconductor fabrication industry. Profit contribution increased $3,753,000 (27%) due to the increased sales noted above, reduced production costs stemming from new and/or improved manufacturing equipment and facilities, and reduced raw material costs all of which were partially offset by start up costs of the new tubing facility in Europe.

     Sales for the precious metal segment decreased $3,944,000 (2%). The average price of gold in 1995 was $384.19 per ounce and in 1994 was $384.13 per ounce. The average price of silver in 1995 was $5.19 per ounce and in 1994 was $5.29 per ounce. Decreased product sales due to exiting the karat gold fabricated product line, previously discussed, were primarily offset by increased sales of the precision surface finishing businesses. The profit contribution increased $416,000 (5%). In 1995 nonrecurring charges of $5,342,000 and $4,207,000 of additional costs, as described in the 1996 versus 1995 comparison, were recorded. Excluding these nonrecurring charges the profit contribution increased $9,965,000 (122%) due to the increased sales of the precision surface finishing businesses as well as controlling operating costs.

     In the other non-precious metal segment, sales increased $822,000 (5%) and profit contribution increased $326,000 (17%) primarily due to substantial growth of this business unit's thermOweld(R) product line.

     Interest expense increased $1,826,000 (17%) primarily due to higher interest rates on borrowings and leased metal during the year.

     The effective income tax rate for 1995 was 47.4% and 1994 was 41.7%. The higher effective income tax rate for 1995 over 1994 is attributable to the valuation allowance for the deferred tax asset on foreign losses as well as goodwill amortization associated with the acquisition of Sumco Inc. in September 1994.

Handy & Harman and Subsidiaries

Consolidated Statement of Income

Year ended December 31                                                     1996            1995           1994
==============================================================================================================
Sales                                                             $ 407,107,000   $ 427,188,000   $408,968,000
Cost of sales                                                       293,572,000     348,737,000    340,664,000
--------------------------------------------------------------------------------------------------------------
Gross profit                                                        113,535,000      78,451,000     68,304,000
Selling, general, and administrative expenses                        44,504,000      45,524,000     43,351,000
Restructuring charge                                                         --       5,342,000             --
--------------------------------------------------------------------------------------------------------------
Income from operations                                               69,031,000      27,585,000     24,953,000
--------------------------------------------------------------------------------------------------------------
Other deductions:
   Interest expense (net)                                             9,682,000      12,598,000     10,772,000
   Other (net)                                                          376,000         701,000      2,614,000
--------------------------------------------------------------------------------------------------------------
                                                                     10,058,000      13,299,000     13,386,000
--------------------------------------------------------------------------------------------------------------
Income from continuing operations before
    income taxes and extraordinary item                              58,973,000      14,286,000     11,567,000
Income tax provision                                                 25,200,000       6,777,000      4,824,000
--------------------------------------------------------------------------------------------------------------
Income from continuing operations
   before extraordinary item                                         33,773,000       7,509,000      6,743,000
Extraordinary loss on early retirement of
   debt (net of $2,030,000 income tax benefit)                       (2,889,000)             --             --

Discontinued operations:
   Income/(loss) from operations, net of
      income taxes/(benefit)($1,026,000), ($252,000), $6,986,000     (1,354,000)       (365,000)     9,768,000
   Gain/(loss) on disposal, net of
      income taxes/(benefit) - ($9,190,000), $8,220,000             (13,161,000)     11,496,000             --
--------------------------------------------------------------------------------------------------------------
                                                                    (14,515,000)     11,131,000      9,768,000
--------------------------------------------------------------------------------------------------------------
Net income                                                        $  16,369,000   $  18,640,000   $ 16,511,000
==============================================================================================================
Earnings per share:
    Income from continuing operations
      before extraordinary item                                   $        2.45   $         .53   $        .48
   Extraordinary loss on early retirement of debt                          (.21)             --             --
   Discontinued operations                                                (1.05)            .79            .70
--------------------------------------------------------------------------------------------------------------
Net income                                                        $        1.19   $        1.32   $       1.18
==============================================================================================================
Average number of shares outstanding                                 13,796,000      14,092,000     14,050,000
==============================================================================================================

The accompanying summary of significant accounting policies and notes are an integral part of the financial statements.

Handy & Harman and Subsidiaries

Consolidated Balance Sheet

December 31                                                               1996            1995
==============================================================================================
ASSETS
Current assets:
   Cash                                                          $   9,701,000   $   6,637,000
   Accounts receivable, less allowance for doubtful accounts of
     $1,686,000 in 1996 and $3,021,000 in 1995                      51,572,000      61,036,000
   Futures receivable                                                       --       7,681,000
   Inventories                                                      70,357,000      84,422,000
   Prepaid expenses, deposits and other current assets               7,044,000       3,325,000
----------------------------------------------------------------------------------------------
Total current assets                                               138,674,000     163,101,000
----------------------------------------------------------------------------------------------
Investments in affiliates, at equity                                 3,122,000       2,686,000
Property, plant and equipment                                      195,623,000     214,345,000
   Less accumulated depreciation and amortization                  112,418,000     122,939,000
----------------------------------------------------------------------------------------------
                                                                    83,205,000      91,406,000

Prepaid retirement costs (net)                                      54,566,000      51,152,000
Intangibles, net of amortization                                    24,818,000      22,141,000
Other assets                                                        12,079,000      10,563,000
----------------------------------------------------------------------------------------------
                                                                 $ 316,464,000   $ 341,049,000
==============================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings                                         $  15,000,000   $  40,000,000
   Current maturities of long-term debt                                     --       3,500,000
   Accounts payable                                                 30,163,000      32,899,000
   Futures payable                                                   9,246,000              --
   Federal and foreign taxes on income                                 792,000       8,072,000
   Other current liabilities                                        21,637,000      29,150,000
----------------------------------------------------------------------------------------------
Total current liabilities                                           76,838,000     113,621,000
----------------------------------------------------------------------------------------------
Long-term debt, less current maturities                            127,500,000      93,500,000
Minority interest                                                    1,259,000              --
Deferred income taxes                                               15,261,000      13,534,000
Commitments
----------------------------------------------------------------------------------------------
Shareholders' equity:
   Common stock - par value $1; 60,000,000
      shares authorized; 14,611,432 shares issued                   14,611,000      14,611,000
   Capital surplus                                                  13,432,000      12,033,000
   Retained earnings                                               112,399,000      99,371,000
   Foreign currency translation adjustment                             (61,000)       (748,000)
----------------------------------------------------------------------------------------------
                                                                   140,381,000     125,267,000
----------------------------------------------------------------------------------------------
Less: Treasury stock 1996 - 2,618,421 shares;
       1995 - 603,800 shares - at cost                              44,308,000       4,873,000
       Unearned compensation                                           467,000              --
----------------------------------------------------------------------------------------------
Total shareholders' equity                                          95,606,000     120,394,000
----------------------------------------------------------------------------------------------
                                                                 $ 316,464,000   $ 341,049,000
==============================================================================================

The accompanying summary of significant accounting policies and notes are an integral part of the financial statements.

Handy & Harman and Subsidiaries
Consolidated Statement of Shareholders' Equity

Three Years Ended December 31, 1996

                                                                                  Foreign
                                   Par Value $1                                  Currency                                    Total
                                         Common       Capital       Retained  Translation      Treasury     Unearned  Shareholders'
                                          Stock       Surplus       Earnings   Adjustment        Stock  Compensation         Equity
===================================================================================================================================
Balance,
   January 1, 1994                  $14,611,000   $11,296,000    $70,414,000   ($951,000)    ($3,770,000)        --    $91,600,000
Net income                                                        16,511,000                                            16,511,000
Cash dividends on common
   stock-$.20 per share                                           (2,811,000)                                           (2,811,000)
Stock issued under 1988
   long-term incentive plan
   (28,600 shares)                                    296,000                                    144,000  ($220,000)       220,000
Stock awarded under
   outside director
   stock option plan
   (awarded 4,110 shares)                              36,000                                                               36,000
Stock issued under the
   incentive stock option
   plan (27,000 shares)                               202,000                                    135,000                   337,000
Translation adjustment                                                           231,000                                   231,000
-----------------------------------------------------------------------------------------------------------------------------------
Balance,
   December 31, 1994                 14,611,000    11,830,000     84,114,000    (720,000)     (3,491,000)  (220,000)   106,124,000
Net income                                                        18,640,000                                            18,640,000
Cash dividends on common
   stock-$.24 per share                                           (3,383,000)                                            (3,383,000)
Remeasurement and
   amortization of
   stock issued under 1988
   long-term incentive plan                             4,000                                     (6,000)   220,000        218,000
Stock awarded under
   outside director stock
   option plan (awarded
   3,290 - issued 2,852 shares)                        34,000                                     14,000                    48,000
Stock issued under the
   incentive stock option
   plan (22,800 shares)                               165,000                                    115,000                   280,000
Shares purchased by Company
   for treasury (95,500 shares)                                                               (1,505,000)                (1,505,000)
Translation adjustment                                                           (28,000)                                   (28,000)
-----------------------------------------------------------------------------------------------------------------------------------
Balance,
   December 31, 1995                 14,611,000    12,033,000     99,371,000    (748,000)     (4,873,000)        --    120,394,000
Net income                                                        16,369,000                                            16,369,000
Cash dividends on common
  stock-$.24 per share                                            (3,341,000)                                            (3,341,000)
Stock issued under
   1988 long-term incentive
   plan (62,750 shares)                               735,000                                    315,000   (467,000)       583,000
Stock awarded under
   outside director stock
   option plan (awarded
   4,194 - issued 8,640 shares)                        54,000                                     43,000                    97,000
Stock issued under the
   incentive stock option
   plan - net (69,889 shares)                         610,000                                    243,000                   853,000
Shares purchased by Company
   for treasury (2,155,900 shares)                                                           (40,036,000)               (40,036,000)
Translation adjustment                                                           687,000                                   687,000
-----------------------------------------------------------------------------------------------------------------------------------
Balance,
   December 31, 1996                $14,611,000   $13,432,000   $112,399,000    ($61,000)   ($44,308,000)  ($467,000)  $95,606,000
===================================================================================================================================

The accompanying summary of significant accounting policies and notes are an integral part of the financial statements.

Handy & Harman and Subsidiaries

Consolidated Statement of Cash Flows

                                                                   Increase (Decrease) in Cash
                                                         ------------------------------------------
Year Ended December 31,                                          1996           1995           1994
Cash flows from operating activities:
Net income                                               $ 16,369,000   $ 18,640,000   $ 16,511,000
Adjustments to reconcile net income
   to net cash provided by operating activities:
     Extraordinary loss on debt retirement                  4,919,000             --             --
     Depreciation and amortization                         12,000,000     16,668,000     15,683,000
     Provision for doubtful accounts                        1,052,000        329,000        784,000
     Gain on disposal of property, plant and equipment         68,000         91,000        454,000
     (Gain)/loss on disposal of business units              8,704,000    (20,176,000)     1,300,000
     Restructuring and nonrecurring charges                        --      8,369,000             --
     Net prepaid retirement costs                          (3,995,000)    (2,339,000)    (3,832,000)
     Equity in earnings of affiliates                        (421,000)      (451,000)      (338,000)
     Earned compensation-1988 long-term incentive
       and outside director stock option plans                648,000        266,000        277,000
     Changes in assets and liabilities, net of effects
       from acquisitions and divestitures:
         Accounts receivable                                3,659,000      3,369,000    (12,813,000)
         Inventories                                       13,227,000     (7,877,000)      (459,000)
         Prepaid expenses                                  (3,767,000)     1,210,000     (1,425,000)
         Deferred charges and other assets                 (1,050,000)    (2,951,000)    (2,883,000)
         Accounts payable and other current liabilities    (4,662,000)    (1,775,000)    (7,813,000)
         Federal and foreign taxes on income               (5,279,000)     6,730,000      1,342,000
         Deferred income taxes                               (274,000)       (17,000)     2,020,000
---------------------------------------------------------------------------------------------------
Net cash provided by operating activities                  41,198,000     20,086,000      8,808,000
---------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from sale of property, plant and equipment        864,000        520,000        307,000
   Capital expenditures                                   (14,694,000)   (23,143,000)   (18,567,000)
   Acquisition, net of cash and debt acquired              (3,700,000)            --    (29,943,000)
   Divestitures, net of cash sold                           5,074,000     68,032,000             --
   Investment in affiliates - net                                  --        478,000             --
   Net investing activities of discontinued operations             --     24,750,000        500,000
---------------------------------------------------------------------------------------------------
Net cash provided/(used) in investing activities          (12,456,000)    70,637,000    (47,703,000)
---------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Short-term borrowings                                  (27,199,000)     5,250,000      6,750,000
   Repayment of other long-term debt                      (64,500,000)   (11,750,000)    (7,000,000)
   Long-term revolving credit facilities                   95,000,000    (30,000,000)   (50,000,000)
   Net (increase)/decrease in futures receivable            7,681,000     (7,681,000)    53,087,000
   Net increase/(decrease) in futures payable               9,246,000    (37,772,000)    37,772,000
   Dividends paid                                          (3,341,000)    (3,383,000)    (2,811,000)
   Purchase of treasury stock (net)                       (39,174,000)    (1,222,000)       337,000
   Penalties paid on early retirement of debt              (4,640,000)            --             --
   Funding proceeds from joint venture partner              1,259,000             --             --
---------------------------------------------------------------------------------------------------
Net cash provided/(used) in financing activities          (25,668,000)   (86,558,000)    38,135,000
---------------------------------------------------------------------------------------------------
Effect of exchange rate changes on net cash                   (10,000)       (87,000)        (1,000)
---------------------------------------------------------------------------------------------------
Net change in cash                                          3,064,000      4,078,000       (761,000)
Cash at beginning of year                                   6,637,000      2,559,000      3,320,000
---------------------------------------------------------------------------------------------------
Cash at end of year                                      $  9,701,000   $  6,637,000   $  2,559,000
===================================================================================================
Cash paid during the year for:
   Interest, net of contango on futures and
     forward contracts                                   $ 12,886,000   $ 20,979,000   $ 15,721,000
   Income taxes                                          $ 20,678,000   $  6,365,000   $  8,709,000
===================================================================================================

The accompanying summary of significant accounting policies and notes are an integral part of the financial statements.

Handy & Harman and Subsidiaries

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

   Future sales and purchases of precious metals are excluded from sales and cost of sales in the accompanying income statement. The related margin deposits are included with the futures receivable/payable. The income/expense from future sales/purchases of precious metals is amortized over the contract period and is included in interest expense.

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

G -- TAXES ON INCOME

The Company accounts for certain income and expense items differently for financial reporting and income tax purposes. In accordance with SFAS No. 109 "Accounting for Income Taxes" deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse.

H -- INCOME PER SHARE

Per share amounts are based on the weighted average number of shares outstanding during the year. Outstanding stock options are considered common stock equivalents using the treasury stock method and are included in the calculation when their effect would be dilutive; however they had no dilutive effect in 1996, 1995 and 1994.

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

   The fair value of long-term debt was estimated based on the current rates offered to the Company for debt of the same remaining maturities. The difference between the fair value and the carrying value is not material and the Company has no plans to retire significant portions of its long-term debt prior to scheduled maturity.

K -- LONG-LIVED ASSETS

In 1995 the Financial Accounting Standards Board issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances

Handy & Harman and Subsidiaries

indicate that the carrying amount of an asset may not be recoverable. During 1996, the Company adopted this statement and determined that no impairment loss need be recognized for applicable assets of continuing operations.

L -- STOCK BASED COMPENSATION

In 1995 the Financial Accounting Standard Board issued SFAS No. 123 "Accounting for Stock-Based Compensation". SFAS No. 123 encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of Company's stock at the date of the grant over the amount an employee must pay to acquire stock. Refer to Note 6.

M -- USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to financial statements. Changes in such estimates may affect amounts reported in future periods.

N -- RECLASSIFICATIONS

Certain reclassifications have been made to the 1995 and 1994 consolidated financial statements to conform to the 1996 presentation.

================================================================================

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

     The Company sold the Handy & Harman Refining Division in August 1996 for which the Company received $5,074,000. Accordingly, operations for this major division have been classified as discontinued operations. A charge associated with exiting this business of $22,350,000 was recorded in 1996. Revenues from this division for 1996, 1995 and 1994 were $98,934,000, $168,309,000, and
$194,531,000, respectively. The net property, plant and equipment of this discontinued operation included in the consolidated balance sheet for 1995 was $12,773,000.

     The Company sold its automotive (OEM) segment in two phases during 1995 and recorded a net gain on its sale amounting to $19,716,000. The first phase was the sale of this segment's cable operations on July 20, 1995 for which the Company received cash of $3,211,000. The cable operations' working capital retained by the Company also generated approximately $3,000,000 in cash. The second phase was the sale of this segment's remaining operations on December 29, 1995 for which the Company received $64,821,000 (net of cash sold) with an additional amount due of $5,246,000. Accordingly, the results of this segment for all years presented are reported in the accompanying consolidated statement of income as discontinued operations. Revenues from this segment for 1995, 1994, and 1993 were $150,629,000, $181,866,000 and $156,607,000, respectively. The assets and liabilities of this discontinued operation included in the consolidated balance sheet for 1994 are as follows: Working capital - $25,582,000, Net property, plant and equipment - $24,813,000, Other assets - $318,000.

     With the sale of GO/DAN Industries, a joint venture, and the related receipt of $24,750,000 in September 1995, the previously discontinued operations net assets, primarily composed of the Company's investment in and receivable from GO/DAN Industries, were realized.

     During 1995 the Company exited the karat gold fabricated product line located in its East Providence, Rhode Island facility. A restructuring charge to exit the business amounting to $5,342,000 was recorded as follows: employee separation (155 employees) - $733,000, asset write-downs -$3,819,000, and other exit costs - $790,000. This action was substantially completed at December 31, 1995. In addition to this restructuring charge, a charge of $4,207,000, primarily asset write-downs, was recorded relating to the Company's ongoing operation in Fairfield, Connecticut.

Handy & Harman and Subsidiaries

Notes to Consolidated Financial Statements

     Included in other deductions for 1995 is a gain on the sale of the Company's joint venture in Brazil amounting to $460,000.

     On September 9, 1994 the Company acquired 100% of Sumco Inc.'s outstanding shares for $26,000,000. The acquisition has been accounted for as a purchase; accordingly, the purchase price has been allocated to the underlying assets and liabilities based on their respective estimated fair values at the date of acquisition. The estimated fair value of assets acquired was $11,100,000 and liabilities assumed was $7,100,000 (inclusive of $3,921,000 of debt). The excess of the purchase price over the fair value of the assets acquired and liabilities assumed was $22,000,000 and is being amortized over a period of 40 years. This business was not material to the revenues of the Company.

     Included in Other Deductions are provisions for the disposals of the Company's interest in a Mexican joint venture of $1,300,000 and land and building of $400,000.

NOTE 2: INVENTORIES AND FEE CONSIGNMENT FACILITIES

The components of inventories at December 31, 1996 and 1995 are as follows:

                                                           1996            1995
================================================================================
Precious Metals:
  Fine and Fabricated metals in
  various stages of completion                      $26,569,000     $ 34,230,000
Non-Precious Metals:
  Base metals, factory supplies
  and raw materials                                  20,993,000       21,797,000
  Work in process                                    15,192,000       19,384,000
  Finished goods                                      7,603,000        9,011,000
--------------------------------------------------------------------------------
                                                    $70,357,000     $ 84,422,000
================================================================================

Other inventory information at December 31, 1996 and 1995:

                                                           1996            1995
================================================================================
Precious metals stated at LIFO cost                 $24,763,000     $ 28,870,000
================================================================================
LIFO inventory-excess of year-end
  market value over LIFO cost                       $97,996,000     $141,458,000
================================================================================
Dec. 31 market value per ounce:
Silver                                              $      4.73     $       5.11
Gold                                                $    369.00     $     386.95
================================================================================

   Consigned precious metal ounces due to/(from) customers and suppliers:

                                                           1996            1995
================================================================================
Silver ounces
Net open account                                        500,000        4,375,000
Leased/Futures                                        9,419,000       13,742,000
--------------------------------------------------------------------------------
Total                                                 9,919,000       18,117,000
================================================================================
Gold ounces
Net open account                                         14,600           21,000
Leased/Futures                                            5,700          101,000
--------------------------------------------------------------------------------
Total                                                    20,300          122,000
================================================================================

     In 1994 the Company was provided a Gold and Silver Fee Consignment Facility amounting to $250,750,000 of which $111,750,000 remains after exiting the karat gold business in 1995 and refining business in 1996. The Fee Consignment Facility of $83,812,500 is for a three-year period and the short-term Fee Consignment Facility of $27,937,500 is for 364 days. As of December 31, 1996, 14,209,000 ounces of silver and 5,300 ounces of gold were leased to the Company and are included in leased amounts above. The fee rates at December 31, 1996 for gold and silver were 2.2% and .92%, respectively.

     Included in continuing operations for 1996 are profits before taxes of $33,630,000 resulting from reduction in the quantities of precious metal inventories valued under the LIFO method. The effect on continuing operations amounted to $19,260,000 or $1.40 per share in 1996.

NOTE 3:  DEBT AND CREDIT AGREEMENTS

The Company's borrowing requirements are primarily related to the level of inventories, the market value of precious metals, and changes in the Company's receivables. The Company adjusts the level of its credit facilities from time to time in accordance with its borrowing needs. At December 31, 1996, the Company had short-term credit facilities of $50,000,000; (see discussion below regarding revolving credit facilities) short-term bank borrowing amounted to $15,000,000. The corresponding amounts for December 31, 1995 were: credit facilities--$53,750,000 and short-term bank borrowings-$40,000,000.

     At December 31, 1996, 1995, and 1994 the average interest rate for outstanding short-term borrowing was 6.0%, 6.0%, and 6.9%, respectively. During 1996, the average month-end short-term borrowing was $40,979,000; the weighted average interest rate of 5.8% was computed on the basis of the number of days the borrowings were outstanding; and the maximum month-end short-term borrowing was $66,600,000. The corresponding amounts for the years ended December 31, 1995 and 1994 were: average month-end borrowing-$54,300,000 and $53,777,000 weighted average interest rate 6.5% and 5.4%, and maximum month-end borrowing-$75,500,000 and $117,000,000.

     Long-term debt at December 31, 1996 and 1995 is summarized as follows:

                                                           1996             1995
================================================================================
Credit facility                                    $120,000,000      $25,000,000
8.83% notes due 2002*                                        --       50,000,000
9.37% note due 1999*                                         --       14,500,000
Industrial revenue bonds,
   floating rate, due 2004-2005                       7,500,000        7,500,000
--------------------------------------------------------------------------------
                                                    127,500,000       97,000,000
Less installments due within year                            --        3,500,000
--------------------------------------------------------------------------------
Total long-term debt                               $127,500,000      $93,500,000
================================================================================
* Prepaid on October 10, 1996

Handy & Harman and Subsidiaries

Notes to Consolidated Financial Statements

The $120,000,000 credit facility matures in 1999. During the third quarter of 1994, the Company finalized $215,000,000 of Revolving Credit Facilities with twenty banks. These Credit Facilities provided both $161,250,000 for a three year period and $53,750,000 for 364 days. Due to the sale of the Company's automotive segment, the three year portion of the credit facility was reduced to $96,250,000. On September 24, 1996 the Revolving Credit Facilities were amended to increase the three year portion to $150,000,000 and reduce the short-term portion to $50,000,000 for a total of $200,000,000. Under both of these credit facilities interest is payable at the prime rate or LIBOR plus a margin varying from .45% to 1% depending upon certain financial ratios. At December 31, 1996 the margin over LIBOR was .6%.

     All the above loans have restrictive covenants. At December 31, 1996 the Company was in compliance with all covenants.

NOTE 4:  INCOME TAXES

The components of pre-tax income are as follows (in thousands):

                                                   1996         1995        1994
================================================================================
Continuing operations - domestic               $ 59,090      $12,906     $10,178
Continuing operations - foreign                    (117)       1,380       1,389
Extraordinary item                               (4,919)          --          --
--------------------------------------------------------------------------------
                                                 54,054       14,286      11,567
Discontinued operations - domestic              (24,731)      19,099      16,754
--------------------------------------------------------------------------------
   Total                                       $ 29,323      $33,385     $28,321
================================================================================

The provision for taxes on income was comprised of the following (in thousands):

                                                          1996
                                          Current       Deferred          Total
================================================================================
CONTINUING OPERATIONS
Federal                                  $ 18,260       $    764       $ 19,024
Foreign                                       676             --            676
State and local                             5,443             57          5,500
--------------------------------------------------------------------------------
                                           24,379            821         25,200
--------------------------------------------------------------------------------
EXTRAORDINARY ITEM
Federal                                    (1,557)            --         (1,557)
State and local                              (473)            --           (473)
--------------------------------------------------------------------------------
                                           (2,030)            --         (2,030)
--------------------------------------------------------------------------------
DISCONTINUED OPERATIONS
Federal                                    (8,709)           843         (7,866)
State and local                            (2,413)            63         (2,350)
--------------------------------------------------------------------------------
                                          (11,122)           906        (10,216)
--------------------------------------------------------------------------------
   Total                                 $ 11,227       $  1,727       $ 12,954
================================================================================

                                                          1996
================================================================================
                                          Current       Deferred          Total
================================================================================
CONTINUING OPERATIONS
Federal                                  $  2,653       $  1,913       $  4,566
Foreign                                     1,594           (386)         1,208
State and local                               223            780          1,003
--------------------------------------------------------------------------------
                                            4,470          2,307          6,777
--------------------------------------------------------------------------------
DISCONTINUED OPERATIONS
Federal                                     7,847         (1,776)         6,071
State and local                             2,445           (548)         1,897
--------------------------------------------------------------------------------
                                           10,292         (2,324)         7,968
--------------------------------------------------------------------------------
   Total                                 $ 14,762       ($    17)      $ 14,745
================================================================================

                                                          1994
================================================================================
                                          Current       Deferred          Total
================================================================================
CONTINUING OPERATIONS
Federal                                  $    602       $  2,379       $  2,981
Foreign                                       748            (25)           723
State and local                             1,120             --          1,120
--------------------------------------------------------------------------------
                                            2,470          2,354          4,824
--------------------------------------------------------------------------------
DISCONTINUED OPERATIONS
Federal                                     5,492            (79)         5,413
State and local                             1,573             --          1,573
--------------------------------------------------------------------------------
                                            7,065            (79)         6,986
--------------------------------------------------------------------------------
   Total                                 $  9,535       $  2,275       $ 11,810
================================================================================

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 follow (in thousands):

                                                         1996
================================================================================
                                     Deferred Tax    Deferred Tax   Net Deferred
                                        Assets       Liabilities     Liability
================================================================================
Prepaid retirement costs                       --        $19,098       ($19,098)
Property, plant and equipment                  --          3,442         (3,442)
Discontinued operations                  $  3,312             --          3,312
Foreign losses                              1,625             --          1,625
All other                                   7,168          3,201          3,967
Valuation allowance                        (1,625)            --         (1,625)
--------------------------------------------------------------------------------
   Total                                 $ 10,480        $25,741       ($15,261)
================================================================================

                                                         1995
                                     Deferred Tax    Deferred Tax   Net Deferred
                                        Assets       Liabilities     Liability
================================================================================
Prepaid retirement costs                       --        $17,903       ($17,903)
Property, plant and equipment                  --          5,054         (5,054)
Restructuring and discontinued
  operations                             $  5,972             --          5,972
Foreign losses                                890             --            890
All other                                   5,364          1,913          3,451
Valuation allowance                          (890)            --           (890)
--------------------------------------------------------------------------------
   Total                                 $ 11,336        $24,870       ($13,534)
================================================================================

Handy & Harman and Subsidiaries

Notes to Consolidated Financial Statements

     Due to the Company's current taxable income and expected future taxable income, management believes it is more likely than not that the Company will realize the benefit of the existing deferred tax assets other than the deferred tax asset on foreign losses for which a valuation allowance has been provided.

     Principal items making up the change in the net deferred tax liability follow (in thousands):

                                                   1996        1995        1994
================================================================================
Prepaid retirement costs                        $ 1,195     $ 1,293     $ 1,340
Property, plant and equipment                    (1,612)     (4,175)       (257)
Restructuring and
   discontinued operations                        2,660         825         558
Foreign tax credit carryforwards                     --         495         689
Investment tax credit carryforwards                  --          --       1,502
All other                                          (516)      1,545      (1,557)
--------------------------------------------------------------------------------
                                                $ 1,727     ($   17)    $ 2,275
================================================================================

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

     The major elements contributing to the difference between the U.S. Federal statutory tax rate and the consolidated effective tax rate for continuing operations are as follows:

                                                     1996       1995      1994
==============================================================================
U.S. Federal effective statutory tax rate            35.0%      35.0%     35.0%
State and local income taxes, net
      of Federal income tax benefit                   6.1        4.6       6.3
Valuation allowance                                   1.3        4.8       1.6
Net effect of foreign tax rates                      (0.1)       0.1       0.4
Other                                                 0.4        2.9      (1.6)
--------------------------------------------------------------------------------
                                                     42.7%      47.4%     41.7%
================================================================================

NOTE 5:  COMMITMENTS

Commitments at December 31, 1996 for the purchase of additional property, plant and equipment approximated $5,925,000. Rent expense for 1996, 1995, and 1994 was $2,885,000, $3,591,000 and $3,460,000 respectively. Operating lease and rental commitments for future years are as follows:

================================================================================
1997                                                                 $ 1,538,000
1998                                                                   1,622,000
1999                                                                   1,135,000
2000                                                                     975,000
2001                                                                     918,000
2002 and beyond                                                        6,047,000
--------------------------------------------------------------------------------
Total lease and rental commitments                                   $12,235,000
================================================================================

NOTE 6: INCENTIVE PLANS
HANDY & HARMAN 1995 OMNIBUS STOCK INCENTIVE PLAN (SUCCESSOR TO THE HANDY & HARMAN LONG-TERM INCENTIVE STOCK OPTION PLAN ADOPTED IN 1991)

After incorporating 1994's remaining "shares available for option" of the predecessor plan the combined number of shares subject to award under this succeeding plan adopted in 1995 shall not exceed 1,000,000 shares of Common Stock. The compensation committee of the Board of Directors may grant options, stock appreciation rights (tandem or stand alone), shares of restricted or phantom stock, and stock bonuses, in such amounts and with such terms and conditions as the compensation committee shall determine, subject to the provisions of the plan. Through 1996 only options have been awarded under the successor and predecessor plans and, commencing one year after the date of grant, each option becomes exercisable cumulatively at the rate of 25% per year (20% for predecessor plan awarded options). These options will expire ten years from the date such options were granted.

     Successor and predecessor plans' transactions are as follows:

                                            Shares under option       Weighted
                             Shares      --------------------------    Average
                            Available                 Range of         Exercise
                           for Option     Shares        Price           Price
================================================================================
Balance,
    January 1, 1994          348,200     648,000    $ 9.625-15.3125      13.15
Options granted             (118,000)    118,000    $13.75-16.625        16.45
Options exercised                 --     (27,000)   $ 9.625-12.625       12.51
Options expired               23,000     (23,000)   $12.625              12.62
--------------------------------------------------------------------------------
Balance,
    December 31, 1994        253,200     716,000    $ 9.625-16.625       13.74
Increase in shares
   subject to award          746,800
Options granted             (162,000)    162,000    $15.125-15.438       15.13
Options exercised                 --     (22,800)   $ 9.625-12.937       12.25
Options expired               28,200     (28,200)   $11.313-16.625       13.67
--------------------------------------------------------------------------------
Balance,
    December 31, 1995        866,200     827,000    $ 9.625-16.625       14.06
Options granted             (260,000)    260,000    $17.75-18.625        17.92
Options exercised                 --     (78,500)   $ 9.625-16.625       12.80
Options expired               48,800     (48,800)   $12.625-16.625       13.20
--------------------------------------------------------------------------------
Balance,
    December 31, 1996        655,000     959,700    $ 9.625-18.625       15.25
================================================================================

Handy & Harman and Subsidiaries

Notes to Consolidated Financial Statements

     Additional information on options outstanding and options exercisable at December 31, 1996 is as follows:

                          Options Outstanding               Options Excercisable
--------------------------------------------------------------------------------
                                     Weighted
                                      Average   Weighted                Weighted
                         Number     Remaining    Average        Number   Average
                    Outstanding   Contractual  Excercise  Excercisable Excercise
                    at 12/31/96          Life      Price   at 12/31/96     Price
================================================================================
$9.625 to $14.125       292,500       4 years     $13.64       292,500    $13.64
$12.0625 to $12.5625     14,000       6 years      12.21        11,200     12.21
$12.937                 125,200       7 years      12.94        75,120     12.94
$13.75 to $16.625       107,000       8 years      16.44        42,800     16.44
$15.125 to $15.438      161,000       9 years      15.13        40,000     15.13
$17.75-18.625           260,000      10 years      17.92            --        --
--------------------------------------------------------------------------------
                        959,700                                461,620
================================================================================

     The disclosure-only method described in SFAS No.123 "Accounting for Stock-Based Compensation" is being used by the Company, therefore the proforma effect of recognizing compensation cost for the above plan on net income and earnings per share is as follows:

                                                         1996           1995
================================================================================
Net income - as reported                          $16,369,000    $18,640,000
Net income - proforma                             $15,980,000    $18,277,000
Net income per share - as reported                      $1.19          $1.32
Net income per share - proforma                         $1.14          $1.29

     The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following assumptions used for options granted in 1996 and 1995, respectively: expected dividend yield - 1.34% and 1.58%; expected stock price volatility - 27.05% and 25.94%; risk-free interest rate - 6.42% and 6.41%; and expected life of options - 6 years and 6 years. Additionally, 100% of the stock options granted in 1995 were assumed vested as a baseline for proforma calculations.

     The effects of applying SFAS No. 123 in this proforma disclosure are not indicative of future proforma amounts. SFAS No. 123 does not apply to awards prior to 1995 and additional awards in future years are anticipated.

OUTSIDE DIRECTOR STOCK OPTION PLAN

Under the Outside Director Stock Option Plan each outside director is awarded fully and immediately exercisable options, on an annual basis, to purchase Common Stock at an option price of $1. The market value of the Company's shares at date of grant less the option price is amortized to compensation expense during the year. Transactions under this Plan are summarized below:

                                                   1996        1995        1994
================================================================================
Options outstanding January 1                     9,977       9,539       7,810
Options awarded                                   4,194       3,290       4,110
Options expired                                      --          --      (2,381)
Options exercised                                (8,640)     (2,852)         --
--------------------------------------------------------------------------------
Options outstanding December 31                   5,531       9,977       9,539
================================================================================
Shares subject to award December 31              67,741      71,935      75,225
================================================================================

All options outstanding under the Outside Director Stock Option Plan are exercisable at December 31, 1996.

1988 LONG-TERM INCENTIVE PLAN

Shares issued under the 1988 Long-Term Incentive Plan are in the name of the employee, who has all the rights of a shareholder, subject to certain restrictions or forfeitures. Of the 400,000 shares which may be awarded under this Plan cumulative shares amounting to 79,500 were issued as of December 31, 1995, of which 4,000 shares were forfeited. Additional awards of 62,750 shares were made in 1996. The market value of shares issued under the Plan is recorded as unearned compensation and shown as a separate component of shareholders' equity. This compensation is amortized to expense over the period the employees become vested.

     Compensation expense for both the Outside Director Stock Option Plan and the 1988 Long-Term Incentive Plan amounted to $648,000, $266,000 and $277,000, in 1996, 1995 and 1994, respectively.

NOTE 7:  SEGMENT INFORMATION

Information regarding the Company's industry segments and discontinued operations is contained on page 15 under the heading "The Company's Business" and is incorporated herein by reference.

     Additional information concerning industry segments, corporate and discontinued operations is as follows:

                                                  1996         1995         1994
================================================================================
Depreciation and
amortization expense:
Wire/Tubing                                $ 5,461,000  $ 5,029,000  $ 4,355,000
Precious metals                              4,560,000    4,545,000    3,609,000
Other non-precious
  metal businesses                             442,000      543,000      504,000
Corporate                                    1,136,000    1,053,000    1,072,000
Discontinued operations                        401,000    5,498,000    6,143,000
--------------------------------------------------------------------------------
                                           $12,000,000  $16,668,000  $15,683,000
================================================================================
Property, plant and equipment additions:
   Wire/Tubing                             $ 3,881,000  $11,378,000  $ 8,017,000
   Precious Metals                           9,315,000    7,738,000    4,537,000
   Other non-precious
     metal businesses                          419,000      929,000    1,069,000
   Corporate                                    31,000       47,000       56,000
--------------------------------------------------------------------------------
                                            13,646,000   20,092,000   13,679,000
--------------------------------------------------------------------------------
   Discontinued operations                   1,048,000    3,051,000    4,888,000
--------------------------------------------------------------------------------
                                           $14,694,000  $23,143,000  $18,567,000
================================================================================

Handy & Harman and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 8:  SUPPLEMENTAL INFORMATION

                                        Life/
                                        Years           1996             1995
================================================================================
a-Property, plant and equipment:
    Land                                        $  3,355,000     $  3,872,000
    Buildings and improvements          10-50     43,642,000       48,594,000
    Machinery and equipment              3-20    130,573,000      140,107,000
    Furniture and fixtures               2-20     11,932,000       11,974,000
    Automotive                            4-8        566,000          515,000
    Leasehold improvements         Lease Life      1,684,000        2,269,000
    Construction in progress               --      3,871,000        7,014,000
--------------------------------------------------------------------------------
                                                $195,623,000     $214,345,000
================================================================================

Depreciation and amortization of property, plant and equipment charged to operations for 1996, 1995 and 1994 was $10,816,000, $15,066,000 and $14,633,000,
respectively.

                                                             1996           1995
================================================================================
b-Intangibles (net of amortization):
     Patents and other                                $   515,000    $   455,000
     Excess of purchase price over
         net assets acquired in business
         combinations                                  24,303,000     21,686,000
--------------------------------------------------------------------------------
                                                      $24,818,000    $22,141,000
================================================================================

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

     The components of net periodic pension cost (credit) for 1996, 1995 and 1994 are as follows:

                                             1996           1995           1994
================================================================================
Service cost-benefits earned
  during the period                  $  2,678,000   $  3,582,000   $  3,858,000
Interest cost on the
  projected benefits
  obligation                            7,784,000      7,974,000      7,530,000
Return on plan assets                 (26,000,000)   (37,283,000)        43,000
Net amortization
  and deferral                         11,202,000     21,399,000    (15,540,000)
--------------------------------------------------------------------------------
Net periodic pension
  cost (credit)                      ($ 4,336,000)  ($ 4,328,000)  ($ 4,109,000)
================================================================================

     Assumptions used in the accounting at December 31 are:

                                               1996         1995         1994
================================================================================
Discount rate:
  Beginning of year                             6.5%         7.0%         6.5%
  End of year                                   6.5%         6.5%         7.0%
Compensation increase                           5.0%         5.0%         5.0%
Expected asset return                           8.0%         8.0%         8.5%
================================================================================

     The plans' funded status as of December 31 and the amounts recognized in the accompanying financial statements are as follows:

                                                         1996              1995
================================================================================
Actuarial present value of
  benefit obligations:
    Vested benefit obligation                   $ 107,909,000     $ 106,422,000
--------------------------------------------------------------------------------
    Accumulated benefit
      obligation                                $ 113,260,000     $ 111,635,000
--------------------------------------------------------------------------------
    Projected benefit obligation                $ 119,544,000     $ 122,555,000
Plan assets at fair value                         196,253,000       181,835,000
--------------------------------------------------------------------------------
Plan assets in excess of projected
  benefit obligation                               76,709,000        59,280,000
Unrecognized net (gain)/loss                      (10,974,000)        4,032,000
Unrecognized prior service cost                      (925,000)       (1,467,000)
Unrecognized net asset                             (4,553,000)       (6,403,000)
--------------------------------------------------------------------------------
Prepaid pension cost                            $  60,257,000     $  55,442,000
================================================================================

     The plans' assets are invested primarily in stocks and insurance contracts.

     The Company incurred pension curtailment gains from discontinued operations amounting to $287,000 in 1996 and $1,354,000 in 1995.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Certain operations of the Company provide postretirement medical benefits to current and retired employees. Certain employees of these operations become eligible for postretirement medical benefits after fulfilling minimum age and service requirements.

     Postretirement benefit costs were determined assuming discount rates of 6.5%, 7% and 6.5% for the years ended 1996, 1995 and 1994, respectively. The components of net periodic postretirement benefit cost are as follows:

                                              1996           1995          1994
================================================================================
Service cost                            $  134,000     $  174,000     $  207,000
Interest cost                              539,000        596,000        577,000
Amortization of transition
    obligation                             311,000        371,000        433,000
--------------------------------------------------------------------------------
                                        $  984,000     $1,141,000     $1,217,000
================================================================================

In addition, a curtailment loss of $868,000 incurred on the 1996 sale of the refining business is included in discontinued operations.

     The Company's funding policy with respect to these benefits is to pay the amounts required to provide the benefits during each year. The following table presents the Company's postretirement medical benefits funded status as of December 31, 1996 and 1995.

Handy & Harman and Subsidiaries

Notes to Consolidated Financial Statements

   Accumulated Postretirement Benefit Obligation:

                                            1996        1995
================================================================================
Retirees                                             $ 4,414,000    $ 4,272,000
Future retirees                                        4,041,000      4,856,000
--------------------------------------------------------------------------------
Total accumulated postretirement
   benefit obligation                                  8,455,000      9,128,000
Unrecognized transition obligation                    (3,762,000)    (5,432,000)
Unrecognized actuarial gain (loss)                       998,000        594,000
--------------------------------------------------------------------------------
Net postretirement benefit liability -
    classified with prepaid retirement costs         $ 5,691,000    $ 4,290,000
================================================================================

The assumed discount rate used to measure the accumulated postretirement benefit obligation was 6.5% for 1996 and 1995. The unrecognized transition obligation amortization period is 20 years beginning on January 1, 1991, the implementation date.

     For measurement purposes, a 15% annual rate of increase in the health care cost trend rate was assumed for 1992 through 1994; the rate was assumed to decrease gradually to 6% by the year 2003 and remain at that level thereafter. A 1% increase in the assumed health care trend rate would not have a significant impact on the accumulated postretirement benefit obligation as of December 31, 1996 and 1995.

SAVINGS PLAN

The Company has a savings plan which qualifies under Section 401(k) of the Internal Revenue Code. This savings plan allows eligible employees to contribute from 1% to 15% of their income on a pretax basis to this savings plan. The Company matches 50% of the first 3% of the employee's contribution. Such matching Company contributions are invested in shares of the Company's common stock and become immediately vested. The charge to operations for the Company's matching contribution amounted to $570,000, $932,000 and $900,000 for 1996, 1995 and 1994, respectively.

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

     Through December 31, 1996, the Company had reserved common shares as issuable pursuant to these rights. At the present time, the rights have no dilutive effects on the earnings per share calculation.

NOTE 11:  ACQUISITION OF OLYMPIC
           MANUFACTURING GROUP, INC.

On February 28, 1997 the Company acquired 100% of the outstanding shares of Olympic Manufacturing Group, Inc. Olympic, which has annual sales of approximately $42.5 million, is the leading domestic manufacturer and supplier of fasteners for the commercial roofing industry. The purchase price of approximately $53 million was financed by utilizing existing unused credit facilities. The acquisition will be accounted for as a purchase; accordingly, the purchase price will be allocated to the underlying assets and liabilities based on their respective estimated fair values at the date of the acquisition. The estimated value of assets acquired was $16,000,000 and the liabilities assumed was $5,800,000. Olympic will operate as part of the other non-precious metals business segment.

Handy & Harman and Subsidiaries

Independent Auditors' Report

TO THE BOARD OF DIRECTORS AND
SHAREHOLDERS OF HANDY & HARMAN:

We have audited the consolidated balance sheets of Handy & Harman and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Handy & Harman and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP

KPMG Peat Marwick LLP
New York, New York

February 28, 1997


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

Handy & Harman and Subsidiaries

Directors and Officers

Listed at right are the members of the
Board of Directors of the Company and
its officers, together with their
principal business occupations or
employment and the principal business
of the organizations by which they are
employed. In the case of each of the
officers, the principal occupation is
employment with the Company.

BOARD OF DIRECTORS

Clarence A. Abramson++
Former Vice President and Secretary
Merck & Co., Inc.
(a pharmaceutical company)
Active consultant to the health care industry.

Robert E. Cornelia++
Management Consultant

Richard N. Daniel*
Chairman of the Board
of the Company

Gerald G. Garbacz+
Chairman, President and Chief Executive
Officer, Nashua Corporation (an interna-tional provider of coated products, office supplies and photofinishing services)

Frank E. Grzelecki*
President of the Company

Gouverneur M. Nichols*+
Business Consultant

Hercules P. Sotos++
Retired 1995 as Vice Chairman and
a Director of Playtex Products, Inc.
(a manufacturer of health and beauty
aid products)

Dr. Elliot J. Sussman+
President and Chief Executive Officer
of Lehigh Valley Health Network, Inc.
and Lehigh Valley Hospital, Inc.

Roger E. Tetrault+
Vice Chairman of the Board
and Chief Executive Officer
McDermott International, Inc.
(a manufacturer and supplier of power
generation systems and equipment and
also marine construction services)


*    Member of Executive Committee
+    Member of Audit Committee
++   Member of Compensation Committee


OFFICERS

Richard N. Daniel
Chairman of the Board and
Chief Executive Officer

Frank E. Grzelecki
President and Chief Operating Officer

Robert D. LeBlanc
Executive Vice President

Robert F. Burlinson
Vice President and Treasurer

Paul E. Dixon
Vice President, General Counsel and
Secretary

Dennis C. Kelly
Controller

Robert M. Thompson
Vice President
International

                                EXHIBIT INDEX
                                -------------



     (1) PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION.

     (a) Asset Purchase Agreement, dated as of July 8, 1996, by and between Golden West Refining Corporation Limited and the Company.

     (b) Stock Purchase Agreement, dated as of February 19, 1997, among Saugatuck Capital Company Limited Partnership III, the other sellers named therein and the Company.

     With respect to (a) and (b), above, the disclosure schedules (relating to certain factual matters concerning the Company and the other parties to the respective agreements) and ancillary agreements (relating to the provision of certain services by or to the Company with respect to (a) and (b), and the consignment of certain precious metals to the other party to the agreement described in (a) to such agreements have been omitted pursuant to Item 601(b)(2) of Regulation S-K; the Company agrees to furnish such documents to the Securities and Exchange Commission upon its request.

     (2) CERTIFICATE OF INCORPORATION AND BY-LAWS.

     (a) Restated Certificate of Incorporation of the Company (Filed as Exhibit 3(a) to the Company's 1989 Annual Report on Form 10-K and incorporated herein by reference).

     (b) By-Laws, as amended (Filed as Exhibit 3(b) to the Company's 1990 Annual Report on Form 10-K and incorporated herein by reference).

     (3) INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES.

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

     (g) First Amendment to Revolving Credit Agreement dated as of June 30, 1995 among the Company, certain financial institutions as lenders, The Bank of Nova Scotia, Chemical Bank and The Bank of New York as Co-Agents and The Bank of Nova Scotia, as the Administrative Agent.

     (h) Second Amendment to Revolving Credit Agreement dated as of September 24, 1996 among the Company, certain financial institutions as lenders, The Bank of Nova Scotia, Chemical Bank and The Bank of New York as Co-Agents and The Bank of Nova Scotia, as the Administrative Agent.

     (i) Third Amendment to Revolving Credit Agreement dated as of October 11, 1996 among the Company, certain financial institutions as lenders, The Bank of Nova Scotia, Chemical Bank and The Bank of New York as Co-Agents and The Bank of Nova Scotia, as the Administrative Agent.

     (j) Fourth Amendment to Revolving Credit Agreement dated as of January 15, 1997 among the Company, certain financial institutions as lenders, The Bank of Nova Scotia, Chemical Bank and The Bank of New York as Co-Agents and The Bank of Nova Scotia, as the Administrative Agent.

     (k) First Amendment to Short Term Revolving Credit Agreement dated as of June 30, 1995 among the Company, certain financial institutions as lenders, The Bank of Nova Scotia, Chemical Bank and The Bank of New York as Co-Agents and The Bank of Nova Scotia, as the Administrative Agent.

     (l) Second Amendment to Short Term Revolving Credit Agreement dated as of September 24, 1996 among the Company, certain financial institutions as lenders, The Bank of Nova Scotia, Chemical Bank and The Bank of New York as Co-Agents and The Bank of Nova Scotia, as the Administrative Agent.

     (m) Third Amendment to Short Term Revolving Credit Agreement dated as of October 11, 1996 among the Company, certain financial institutions as lenders, The Bank of Nova Scotia, Chemical Bank and The Bank of New York as Co-Agents and The Bank of Nova Scotia, as the Administrative Agent.

     (n) Fourth Amendment to Short Term Revolving Credit Agreement dated as of January 15, 1997 among the Company, certain financial institutions as lenders, The Bank of Nova Scotia, Chemical Bank and The Bank of New York as Co-Agents and The Bank of Nova Scotia, as the Administrative Agent.

     (o) First Amendment to Fee Consignment Agreement dated as of June 30, 1995 between the Company and The Bank of Nova Scotia.

     (p) Second Amendment to Fee Consignment Agreement dated as of September 24, 1996 between the Company and The Bank of Nova Scotia.

     (q) First Amendment to Short Term Fee Consignment Agreement dated as of June 30, 1995 between the Company and The Bank of Nova Scotia.

     (r) Second Amendment to Short Term Fee Consignment Agreement dated as of September 24, 1996 between the Company and The Bank of Nova Scotia.

     (s) First Amendment to Dollar Supply Agreement dated as of September 24, 1996 among the Company, certain financial institutions as lenders, The Bank of Nova Scotia, Chemical Bank and The Bank of New York as Co-Agents and The Bank of Nova Scotia, as the Administrative Agent.

     (t) First Amendment to Short Term Dollar Supply Agreement dated as of September 24, 1996 among the Company, certain financial institutions as lenders, The Bank of Nova Scotia, Chemical Bank and The Bank of New York as Co-Agents and The Bank of Nova Scotia, as the Administrative Agent.

     (u) Rights Agreement, dated as of January 26, 1989, between the Company and ChaseMellon Shareholder Services, L.L.C., (formerly known as Morgan Shareholder Services Trust Company), as Rights Agent, including all exhibits thereto (filed as Exhibit 1 to the Company's Registration Statement on Form 8-A dated February 3, 1989 and incorporated herein by reference).

     (v) Amendment, dated as of April 25, 1996, to the Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (filed as Exhibit 1 to the Company's Registration Statement on Form 8-A/A dated May 21, 1996 and incorporated herein by reference).

     (w) Amendment, dated as of October 22, 1996, to the Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (filed as Exhibit 1 to the Company's Registration Statement on Form 8-A/A dated October 24, 1996 and incorporated herein by reference).

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

     (r) Amended and Restated Agreement between the Company and Mr. Grzelecki (Filed as Exhibit 10(r) to the Company's Annual Report on Form 10-K and incorporated herein by reference).

     (s) Press Release of the Company dated November 6, 1995 (Filed as Exhibit 10(s) to the Company's Annual Report on Form 10-K and incorporated herein by reference).

     (t) 1995 Omnibus Stock Incentive Plan (Filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 33-80803) on December 22, 1995, under the Securities Act of 1933 and incorporated herein by reference).

     (11) Statement re computation of per share earnings. Incorporated by reference to Item (h) of Summary of Significant Accounting Policies on page 25 of the Annual Report.

     (13) Pages 15 through 32 of the Company's Annual Report to Shareholders for 1996. Except for those portions which are expressly incorporated by reference in this Annual Report on Form 10-K, this exhibit is furnished for the information of the Commission and is not deemed to be filed as part of this Annual Report on Form 10-K.

     (21) List of Subsidiaries of the Company. Filed as Exhibit 21 to this Annual Report on Form 10-K.

     (23) Report and Consent of Independent Auditors. Included as part of the Report and Consent of Independent Auditors on page F-1 filed with the Financial Statement Schedule as part of this Annual Report on Form 10-K pursuant to Part IV hereof and incorporated herein by reference thereto.