Form 10-Q
period 1997-03-31
HANDY & HARMAN
filed 1997-05-14
CIK 45333

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended               March 31, 1997
                     -----------------------------------------------------------

                                       or


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission File Number:                   1-5365
                       ---------------------------------------------------------

                                 HANDY & HARMAN
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        STATE OF NEW YORK                               13-5129420
--------------------------------------------------------------------------------
         (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)            Identification No.)

        250 Park Avenue, New York, New York               10177
--------------------------------------------------------------------------------
 (Address of principal executive offices)              (Zip code)

                                 (212) 661-2400
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

The number of shares of issuer's Common Stock, par value $1.00 per share outstanding as of May 13, 1997 was 11,934,544.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         HANDY & HARMAN AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                (unaudited-thousands of dollars except per share)

                                                      Three Months Ended
                                            ------------------------------------
                                            March 31, 1997       March 31, 1996
--------------------------------------------------------------------------------
Sales                                         $    104,932         $    108,340

Cost of sales                                       83,345               86,991
--------------------------------------------------------------------------------
Gross profit                                        21,587               21,349
Selling, general and
   administrative expenses                          11,814               11,424
--------------------------------------------------------------------------------
                                                     9,773                9,925
--------------------------------------------------------------------------------
Other deductions (income):
   Interest expense-net                              2,784                2,054
   Other-net                                          (118)                 203
--------------------------------------------------------------------------------
                                                     2,666                2,257
--------------------------------------------------------------------------------
Income from continuing operations
   before income taxes                               7,107                7,668

Income tax provision                                 3,020                3,305
--------------------------------------------------------------------------------

Income from continuing operations                    4,087                4,363
--------------------------------------------------------------------------------

Discontinued Operations:
    Loss from operations, net of
    tax benefit of $1,026                               --               (1,354)

   Loss on disposal, net of tax
    benefit of $4,550                                   --               (8,300)
--------------------------------------------------------------------------------
                                                        --               (9,654)
--------------------------------------------------------------------------------

Net Income (loss)                             $      4,087        ($      5,291)
================================================================================
Earnings (loss) per share:
   Continuing operations                      $        .34         $        .31
   Discontinued operations                              --                 (.69)
--------------------------------------------------------------------------------

Net income (loss)                             $        .34        ($        .38)
================================================================================

Dividends per share                           $        .06         $        .06
================================================================================

Average shares outstanding                      11,994,000           14,019,000
================================================================================

See Accompanying Notes to Consolidated Financial Statements.

                         HANDY & HARMAN AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (thousands of dollars)

                                                                   March 31, 1997      December 31, 1996
                                                                      (unaudited)
---------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash                                                                  $   3,840              $   9,701
  Accounts receivable, less allowance for doubtful accounts
   of $1,751 in 1997 and $1,686 in 1996                                    66,165                 51,572
  Inventories                                                              75,914                 70,357
  Prepaid expenses, deposits and other current assets                       4,874                  7,044
---------------------------------------------------------------------------------------------------------
Total current assets                                                      150,793                138,674
---------------------------------------------------------------------------------------------------------

Investment in affiliates, at equity                                         3,505                  3,122

Property, plant and equipment - at cost                                   204,916                195,623
  Less accumulated depreciation and amortization                          114,707                112,418
---------------------------------------------------------------------------------------------------------
                                                                           90,209                 83,205

Prepaid retirement costs (net)                                             55,754                 54,566
Intangibles, net of amortization                                           65,723                 24,818
Other assets                                                               12,696                 12,079
---------------------------------------------------------------------------------------------------------
                                                                        $ 378,680              $ 316,464
=========================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Short-term borrowings                                                         --              $  15,000
 Accounts payable                                                       $  37,625                 30,163
 Futures payable                                                           11,966                  9,246
 Federal and Foreign taxes on income                                        1,058                    792
 Other current liabilities                                                 17,260                 21,637
---------------------------------------------------------------------------------------------------------
Total current liabilities                                                  67,909                 76,838
---------------------------------------------------------------------------------------------------------

Long-term debt, less current maturities                                   198,022                127,500
Minority interest                                                           1,326                  1,259
Deferred income taxes                                                      13,371                 15,261
---------------------------------------------------------------------------------------------------------
Shareholders' equity:
  Common stock - par value $1; 60,000,000
   shares authorized; 14,611,432 shares issued                             14,611                 14,611
  Capital surplus                                                          13,461                 13,432
  Retained earnings                                                       115,767                112,399
  Foreign currency translation adjustment                                    (936)                   (61)
---------------------------------------------------------------------------------------------------------
                                                                          142,903                140,381
Less:  Treasury stock 2,618,088 shares - 1997
           and 2,618,421 shares - 1996 at cost                             44,443                 44,308
       Unearned compensation                                                  408                    467
---------------------------------------------------------------------------------------------------------

Total shareholders' equity                                                 98,052                 95,606
---------------------------------------------------------------------------------------------------------
                                                                        $ 378,680              $ 316,464
=========================================================================================================

See Accompanying Notes to Consolidated Financial Statements.

                         HANDY & HARMAN AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        (Unaudited-thousands of dollars)

                                                                       Increase (Decrease) in Cash
                                                                           Three Months Ended
                                                                  ------------------------------------
                                                                  March 31, 1997        March 31, 1996
------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)                                                  $   4,087             ($  5,291)
   Adjustments to reconcile net income (loss)
     to net cash provided (used) by operating activities:
        Depreciation and amortization                                     3,228                 3,315
        Provision for doubtful accounts                                     283                   232
       (Gain) on disposal of property, plant
         and equipment                                                       (9)                   (6)
        Net prepaid retirement cost                                      (1,188)                 (749)
        Equity in earnings of affiliates                                   (371)                  (60)
        Minority interest in net income                                      67                    --
        Earned compensation - 1988 long-term incentive
         and outside director stock option plans                            137                   148
        Discontinued operations reserves                                     --                12,850
        Changes in assets and liabilities:
          Accounts receivable                                           (11,109)               (6,211)
          Inventories                                                    (1,270)                1,104
          Prepaid expenses                                                3,955                   115
          Deferred charges and other assets                                (757)               (1,075)
          Accounts payable and other current liabilities                 (3,525)                 (412)
          Federal and foreign taxes on income                               266                (6,729)
          Deferred income taxes                                              (1)                  (22)
------------------------------------------------------------------------------------------------------
       Net cash used by operating activities                             (6,207)               (2,791)
------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from sale of property, plant
     and equipment                                                           13                    85
   Capital expenditures                                                  (4,488)               (2,414)
   Acquisition;net of cash acquired                                     (52,548)                   --
------------------------------------------------------------------------------------------------------
       Net cash used by investing activities                            (57,023)               (2,329)
------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Increase/(decrease)in short-term borrowings                          (15,000)               10,000
   Increase in long-term debt                                           110,522                    --
   Net (decrease) in long-term
       revolving credit facilities                                      (40,000)               (5,000)
   Net (increase) in futures receivable                                      --                (1,628)
   Net increase in futures payable                                        2,720                    --
   Dividends paid                                                          (720)                 (840)
   Purchase of treasury stock (net)                                        (130)                 (773)
------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                         57,392                 1,759
------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on net cash                                 (23)                   (9)
------------------------------------------------------------------------------------------------------
Net change in cash                                                       (5,861)               (3,370)
Cash at beginning of year                                                 9,701                 6,637
------------------------------------------------------------------------------------------------------
Cash at end of period                                                 $   3,840              $  3,267
------------------------------------------------------------------------------------------------------

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

       In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to a fair statement of the results for interim periods. These statements should be read in conjunction with the summary of Significant Accounting Policies and notes contained in the registrant's Annual Report (Form 10-K for the year ending December 31, 1996). The results of operations for the quarter ended March 31, 1997 are not necessarily indicative of the results of the entire fiscal year.

b. Inventories at March 31, 1997 and December 31, 1996 are comprised as follows (in thousands):



                                             March 31, 1997    December 31, 1996
                                                (unaudited)
--------------------------------------------------------------------------------
  Precious metals:
    Fine and fabricated metals in
      various stages of completion                  $26,553              $26,569
  Non-precious metals:
    Base metals, factory supplies
      and raw materials                              23,220               20,993
    Work in process                                  16,330               15,192
    Finished goods                                    9,811                7,603
--------------------------------------------------------------------------------
                                                    $75,914              $70,357
================================================================================



       Lifo inventory - the excess of period end market value over Lifo cost was $103,940,000 at March 31, 1997 and $97,996,000 at December 31, 1996.

c. On February 28, 1997 the Company acquired 100% of the outstanding shares of Olympic Manufacturing Group, Inc. for approximately $53,000,000. The acquisition has been accounted for as a purchase; accordingly, the purchase price has been allocated to the underlying assets and liabilities based on their respective estimated fair values at the date of acquisition. The estimated fair value of assets acquired is $17,000,000 and liabilities assumed is $5,000,000. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed was $41,000,000 and is being amortized over a period of 40 years. The excess purchase price has a tax deductible basis of approximately $10,000,000. This business is not material to the revenues of the Company.

d. Subsequent to March 31, 1997 the Company completed additional long-term financing for $125,000,000 at a fixed rate of 7.31% due 2004. The Company's long-term revolving credit facility along with this new long-term financing gives the Company the ability to classify certain short-term obligations amounting to $110,522,000 as long-term debt as of March 31, 1997.

                         HANDY & HARMAN AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



e. The following table presents certain selected financial data by industry segment (expressed in thousands of dollars) for the three months ended March 31, 1997 and 1996:





                                          March 31, 1997         March 31, 1996
--------------------------------------------------------------------------------
   Sales:
   Wire/Tubing                                 $  43,248              $  47,025
   Precious metals                                54,444                 57,286
   Other non-precious
     metal businesses                              7,240                  4,029
--------------------------------------------------------------------------------

   Total                                       $ 104,932              $ 108,340
================================================================================

   Profit contribution before
     unallocated expenses:

   Wire/Tubing                                 $   4,452              $   5,042
   Precious metals                                 5,024                  4,632
   Other non-precious
     metal businesses                                865                    498
--------------------------------------------------------------------------------

   Total                                          10,341                 10,172

   General corporate expenses                       (450)                  (450)
   Interest expense (net)                         (2,784)                (2,054)
--------------------------------------------------------------------------------
   Income from continuing
     operations before taxes                   $   7,107              $   7,668
================================================================================


f. Revenues and expenses for the first quarter of 1996 reflect the sale (announced May 14, 1996 and completed in the third quarter of 1996) of the Company's Refining Division business, exclusive of the Company's satellite refining operations located in Singapore and Canada, accounted for as a discontinued operation. A charge associated with exiting this business of $12,850,000 ($8,300,000 after-tax or $.59 per share) was recorded in the first quarter of 1996.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
             of Operations

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

       The Company's precious metal inventories, consisting principally of gold and silver, is readily convertible to cash. Furthermore, these precious metal inventories which are stated in the Balance Sheet at LIFO cost have a market value of $103,940,000 in excess of such cost as of March 31, 1997.

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

       Consistent with other precious metal fabricating companies, some of the Company's gold and silver requirements are furnished by customers and suppliers on a consignment basis. Title to the consigned gold and silver remains with the Consignor. The value of consigned gold and silver held by the Company is not included in the Company's Balance Sheet. The Company's gold and silver requirements are provided from a combination of owned inventories, precious metals which have been purchased/sold for future receipt/delivery, and gold and silver received from suppliers and customers on a consignment basis.

       The Company has a $200,000,000 Revolving Credit Facility which provides $150,000,000 for a three year period and $50,000,000 for 364 days. As of March 31, 1997 there were only borrowings of $80,000,000 under the long-term facility. In addition to the Revolving Credit Facilities, banks also provide $111,750,000 of Gold and Silver Fee Consignment Facilities. The Fee Consignment Facility of $83,812,500 is for a three-year period and the short-term Fee Consignment Facility of $27,937,500 is for 364 days. All gold and silver consigned to the Company pursuant to these Consignment agreements is located at the Company's plant in Fairfield, Connecticut. As of March 31, 1997 there were 9,970 ounces of gold and 14,543,000 ounces of silver leased under these fee consignment facilities. Subsequent to March 31, 1997 the Company completed additional long-term financing for $125,000,000 at a fixed rate of 7.31% due 2004.

       On May 14, 1996, Handy & Harman announced that it had decided to exit the precious metals refining business, exclusive of the Company's minor satellite refining operations located in Singapore and Canada. The Company completed the sale of the Handy & Harman Refining Division in the third quarter of 1996. Accordingly, operations for this major division have been classified as discontinued operations. A charge associated with exiting this business of $22,350,000 ($13,161,000 after-tax) was recorded in 1996. The sale of this division released a significant portion of the Company's owned precious metal inventory position, making this potential liquidity, along with the Company's credit facilities, available for deployment to continuing operations, acquisition of new businesses and repurchase of 1.8 million shares of the Company's common stock via a "Dutch Auction", completed in December 1996. On February 28, 1997 the Company acquired Olympic Manufacturing Group, Inc. for approximately $53,000,000. Subsequent to March 31, 1997, a lifo gain of approximately $4,700,000 was realized from the sale of gold inventories.

       During 1997 the Financial Accounting Standards Board issued SFAS No.128 "Earnings per Share" effective for interim and annual periods ending after December 31, 1997. The adoption of this standard has no effect on the Company's earnings per share calculation since, under the prior method which had considered common stock equivalents for primary earnings per share, there was no dilutive effect for outstanding stock options.

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

OPERATING ACTIVITIES

       Net cash used by operating activities amounted to $6,207,000 in 1997 and $2,791,000 in 1996. The increase of $3,416,000 in cash used for 1997 over 1996 was primarily due to increased working capital requirements.

INVESTING ACTIVITIES

       Net cash used by investing activities amounted to $57,023,000 in 1997 and $2,329,000 in 1996. The net cash used in 1997 was primarily composed of approximately $53,000,000 for the purchase of Olympic Manufacturing Group, Inc. on February 28, 1997 and for capital expenditures amounting to $4,488,000 which includes a major modernization program at our precious metal product facility in Fairfield, Connecticut and the retrofitting of the former karat gold facility in East Providence, Rhode Island by the Electronic Materials Group. Net cash used in investing activities in 1996 was primarily composed of capital expenditures for plant expansion at one of the Handy & Harman Electronic Materials Group facilities and machinery and equipment for the wire and tubing segment.

FINANCING ACTIVITIES

       Net cash provided by financing activities amounted to $57,392,000 in 1997 compared to $1,759,000 in 1996. 1997's primary financing activity was the purchase of Olympic Manufacturing Group, Inc. with long-term debt for approximately $53,000,000.

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

COMPARISON OF FIRST QUARTER OF 1997 VERSUS FIRST QUARTER OF 1996

       Sales for the wire and tubing segment decreased $3,777,000 (8%) primarily due to decreased sales of stainless steel tubing caused by the continued weakness in the semiconductor fabrication industry and the effects of the strengthening British pound against other European currencies on our United Kingdom subsidiary's export sales. The profit contribution (pre-tax income before deducting interest and Corporate expenses) decreased $590,000 (12%) due to the decreased sales noted above. Management has implemented cost cutting measures to limit the effects of the above market conditions on profit contribution. As market conditions improve, profit contribution from this segment should return to expected levels.

       Sales for the precious metal segment decreased $2,842,000 (5%). The decrease in sales was primarily due to the exit from low margin business in Canada and the effect of lower precious metal prices on the dollar volume of sales, partially offset by sales of ele Corporation, acquired on June 27, 1996. The average price of silver was $5.01 per ounce in 1997 and $5.54 per ounce in 1996. The average price of gold was $351.35 per ounce in 1997 and $400.10 per ounce in 1996. The profit contribution increased $392,000 (8%) primarily due to improved operating performance of the Precious Metals Fabrication Group of companies. Capital projects in progress should enhance this segment's profit contribution in 1997.

       In the other nonprecious metal segment, sales increased $3,211,000 (80%) and profit contribution increased by $367,000 (74%) primarily due to the addition of Olympic Manufacturing Group, Inc. purchased on February 28, 1997. Due to Olympic's business cycle, a significant increase in profit contribution from this segment is expected in the second and third quarter.

       Interest expense increased $730,000 (36%) due to increased borrowings as a result of the purchase of Olympic Manufacturing Group, Inc. on February 28, 1997 and the purchase of 1.8 million shares of the Company's common stock via a "Dutch Auction" completed in December 1996.

       The Company's income taxes are primarily composed of U.S. Federal and state income taxes.

                            PART II OTHER INFORMATION

Item 1.   Legal Proceedings

          Reference is made to the Company's Form 10-K Annual Report for the year ended December 31, 1996, and to the proceedings described therein under Part I, Item 3. Legal Proceedings. Negotiations and discovery procedures are continuing in this matter.


Item 6.   Exhibits and Reports on Form 8-K

   (a)    Exhibits as required by Item 601 of Regulation S-K:

          None required.

   (b)    Reports on Form 8-K:

          On January 28, 1997 the Company filed a current report on Form 8-K with respect to the acquisition by the Company of all the shares of capital stock of Olympic Manufacturing Group, Inc.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        HANDY & HARMAN
                                        --------------------------------
                                        (Registrant)




Date:  May 14, 1997                     R.F. Burlinson /s/
                                        --------------------------------
                                        R.F. Burlinson, Vice President -
                                        Treasurer




Date:  May 14, 1997                     D.C. Kelly /s/
                                        --------------------------------
                                        D.C. Kelly - Controller