Form 10-Q
period 1997-06-30
HANDY & HARMAN
filed 1997-08-14
CIK 45333

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended         June 30, 1997

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


The number of shares of issuer's Common Stock, par value $1.00 per share outstanding as of August 12, 1997 was 11,953,702.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                         HANDY & HARMAN AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                (unaudited-thousands of dollars except per share)

                                             Three Months Ended                      Six Months Ended
                                      --------------------------------       ---------------------------------
                                      June 30, 1997      June 30, 1996       June 30, 1997       June 30, 1996
--------------------------------------------------------------------------------------------------------------
Sales                                   $   115,971       $    105,806        $    220,903        $    214,146

Cost of sales                                86,086             84,377             169,431             171,368
--------------------------------------------------------------------------------------------------------------
Gross profit                                 29,885             21,429              51,472              42,778
Selling, general and
    administrative expenses                  13,820             11,502              25,634              22,926
--------------------------------------------------------------------------------------------------------------
Income from operations                       16,065              9,927              25,838              19,852
--------------------------------------------------------------------------------------------------------------
Other deductions:
    Interest expense-net                      3,954              2,133               6,738               4,187
    Other-net                                    88                (41)                (30)                162
--------------------------------------------------------------------------------------------------------------
                                              4,042              2,092               6,708               4,349
--------------------------------------------------------------------------------------------------------------
Income from continuing operations
    before income taxes                      12,023              7,835              19,130              15,503

Income tax provision                          5,014              3,381               8,034               6,686
--------------------------------------------------------------------------------------------------------------
Income from continuing operations             7,009              4,454              11,096               8,817
--------------------------------------------------------------------------------------------------------------

Discontinued Operations:
    Loss from operations,
     net of tax benefit of $1,026                --                 --                  --              (1,354)
    Loss on disposal, net of tax
     benefit of $4,550                           --                 --                  --              (8,300)
--------------------------------------------------------------------------------------------------------------
                                                 --                 --                  --              (9,654)
--------------------------------------------------------------------------------------------------------------

    Net Income (loss)                   $     7,009       $      4,454        $     11,096               ($837)
--------------------------------------------------------------------------------------------------------------
Earnings (loss) per share
    Continuing operations               $       .59       $        .32        $        .93                $.63
    Discontinued operations                      --                 --                  --                (.69)
--------------------------------------------------------------------------------------------------------------

Net income (loss)                       $       .59       $        .32        $        .93               ($.06)
--------------------------------------------------------------------------------------------------------------
Dividends per share                     $       .12       $        .12        $        .18                $.18
--------------------------------------------------------------------------------------------------------------

Average shares outstanding               11,957,000         14,023,000          11,973,000          14,027,000
--------------------------------------------------------------------------------------------------------------

See Accompanying Notes to Consolidated Financial Statements.

                         HANDY & HARMAN AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (thousands of dollars)

                                                              June 30, 1997   December 31, 1996
                                                                (unaudited)
-----------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash                                                            $  10,537           $   9,701
  Accounts receivable, less allowance for doubtful accounts
   of $1,850 in 1997 and $1,686 in 1996                              66,420              51,572
  Inventories                                                        78,712              70,357
  Prepaid expenses, deposits and other current assets                 5,269               7,044
-----------------------------------------------------------------------------------------------
Total current assets                                                160,938             138,674
-----------------------------------------------------------------------------------------------

Investment in affiliates, at equity                                   3,682               3,122

Property, plant and equipment - at cost                             209,431             195,623
  Less accumulated depreciation and amortization                    117,635             112,418
-----------------------------------------------------------------------------------------------
                                                                     91,796              83,205

Prepaid retirement costs (net)                                       56,841              54,566
Intangibles, net of amortization                                     65,480              24,818
Other assets                                                         14,052              12,079
-----------------------------------------------------------------------------------------------
                                                                  $ 392,789           $ 316,464
===============================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Short-term borrowings                                            $      --           $  15,000
 Accounts payable                                                    44,252              30,163
 Futures payable                                                     10,398               9,246
 Federal and Foreign taxes on income                                  1,224                 792
 Other current liabilities                                           20,555              21,637
-----------------------------------------------------------------------------------------------
Total current liabilities                                            76,429              76,838
-----------------------------------------------------------------------------------------------

Long-term debt                                                      198,900             127,500
Minority interest                                                     1,395               1,259
Deferred income taxes                                                13,371              15,261
-----------------------------------------------------------------------------------------------
Shareholders' equity:
  Common stock - par value $1; 60,000,000
   shares authorized; 14,611,432 shares issued                       14,611              14,611
  Capital surplus                                                    13,683              13,432
  Retained earnings                                                 121,343             112,399
  Foreign currency translation adjustment                              (887)                (61)
-----------------------------------------------------------------------------------------------
                                                                    148,750             140,381
Less:  Treasury stock 2,673,380 shares - 1997
           and 2,618,421 shares - 1996 at cost                       45,785              44,308
       Unearned compensation                                            271                 467
-----------------------------------------------------------------------------------------------

Total shareholders' equity                                          102,694              95,606
-----------------------------------------------------------------------------------------------
                                                                  $ 392,789           $ 316,464
===============================================================================================

See Accompanying Notes to Consolidated Financial Statements.

                         HANDY & HARMAN AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        (Unaudited-thousands of dollars)

                                                           Increase (Decrease) in Cash
                                                                 Six Months Ended
                                                          -----------------------------
                                                          June 30, 1997   June 30, 1996
---------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)                                          $  11,096       $    (837)
   Adjustments to reconcile net income
   to net cash provided (used) by operating activities:
       Depreciation and amortization                              6,809           5,732
       Provision for doubtful accounts                              205             444
       (Gain) loss on disposal of property, plant
          and equipment                                             (10)            132
       Net retirement cost                                       (2,275)         (1,575)
       Equity in earnings of affiliates                            (614)           (350)
       Minority interest in net income                              136              --
       Earned compensation - 1988 long-term incentive
         and outside director stock option plans                    274             296
       Provision for disposal of business units                      --          11,062
       Changes in assets and liabilities:
         Accounts receivable                                    (11,287)          2,729
         Inventories                                             (4,068)          3,679
         Prepaid expenses                                         3,560             (50)
         Deferred charges and other assets                       (1,473)           (663)
         Deferred financing costs                                  (873)             --
         Accounts payable and other current liabilities           5,927         (10,218)
         Federal and foreign taxes on income                        432          (6,363)
         Deferred income taxes                                       (1)            (22)
---------------------------------------------------------------------------------------
          Net cash provided by operating activities               7,838           3,996
---------------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from sale of property, plant and equipment               21              14
   Capital expenditures                                          (9,100)         (5,465)
   Acquisition, net of cash acquired                            (52,732)         (3,700)
---------------------------------------------------------------------------------------
          Net cash used by investing activities                 (61,811)         (9,151)
---------------------------------------------------------------------------------------
Cash flows from financing activities:
   Increase/(decrease) in short-term borrowings                 (15,000)          8,800
   Net decrease in revolving credit facility                   (120,000)        (10,000)
   Proceeds from long-term financing                            125,000              --
   Increase in other long-term debt                              66,400              --
   Net decrease in futures receivable                                --           7,681
   Net increase in futures payable                                1,152           1,927
   Proceeds from joint venture partner                               --             705
   Dividends paid                                                (1,436)         (1,683)
   Purchase of treasury stock (net)                              (1,250)           (773)
---------------------------------------------------------------------------------------
          Net cash provided by financing activities              54,866           6,657
---------------------------------------------------------------------------------------
Effect of exchange rate changes on net cash                         (57)            (19)
---------------------------------------------------------------------------------------
Net change in cash                                                  836           1,483
Cash at beginning of year                                         9,701           6,637
---------------------------------------------------------------------------------------
Cash at end of period                                         $  10,537        $  8,120
---------------------------------------------------------------------------------------

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

         In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to a fair statement of the results for interim periods. These statements should be read in conjunction with the summary of Significant Accounting Policies and notes contained in the Registrant's Annual Report (Form 10-K for the year ending December 31, 1996). The results of operations for the quarter and six months ended June 30, 1997 are not necessarily indicative of the results of the entire fiscal year.

b. Inventories at June 30, 1997 and December 31, 1996 are comprised as follows (in thousands):


                                                June 30, 1997     December 31, 1996
                                                                        (unaudited)
-----------------------------------------------------------------------------------
         Precious metals:
          Fine and fabricated metals in
          various stages of completion                $25,911               $26,569
         Non-precious metals:
          Base metals, factory supplies
          and raw materials                            25,499                20,993
          Work in process                              16,091                15,192
          Finished goods                               11,211                 7,603
-----------------------------------------------------------------------------------

                                                      $78,712               $70,357
===================================================================================


         LIFO inventory - the excess of period end market value over LIFO cost was $95,364,000 at June 30, 1997 and $97,996,000 at December 31, 1996.
         As a result of reductions in the quantities of precious metal inventories valued under the LIFO method of accounting, income for the quarter and six months ending June 30, 1997 increased $4,665,000 ($2,706,000 after-tax or $.23 per share).

c. In 1997 and 1996 the third quarter dividend was declared in the second quarter to be paid in the third quarter.

d. On February 28, 1997 the Company acquired 100% of the outstanding shares of Olympic Manufacturing Group, Inc. for approximately $53,000,000. This acquisition has been accounted for as a purchase; accordingly, the purchase price has been allocated to the underlying assets and liabilities based on their respective estimated fair values at the date of acquisition. The estimated fair value of assets acquired was $17,000,000 and liabilities assumed was $5,000,000. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed was $41,000,000 and is being amortized over a period of 40 years. The excess purchase price has a tax deductible basis of approximately $10,000,000. This business is not material to the revenues of the Company.

e. In the second quarter of 1997, the Company completed additional long-term financing for $125,000,000 at a fixed rate of 7.31% due 2004. The Company's long-term revolving credit facility along with this new long-term financing gives the Company the ability to classify certain short-term obligations amounting to $66,400,00 as long-term debt as of June 30, 1997.

                         HANDY & HARMAN AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


f. The following table presents certain selected financial data by industry segment (expressed in thousands of dollars) for the three months ended and six months ended June 30, 1997 and 1996:


                                              Three Months Ended                             Six Months Ended
                                     ------------------------------------          ------------------------------------
                                     June 30, 1997          June 30, 1996          June 30, 1997          June 30, 1996
-----------------------------------------------------------------------------------------------------------------------
         Sales:

         Wire/Tubing                     $  43,602              $  45,612              $  86,850              $  92,637
         Precious metals                    55,480                 56,073                109,924                113,359
         Other non-precious
            metal businesses                16,889                  4,121                 24,129                  8,150
-----------------------------------------------------------------------------------------------------------------------

         Total                           $ 115,971              $ 105,806              $ 220,903              $ 214,146
-----------------------------------------------------------------------------------------------------------------------

         Profit contribution before
            unallocated expenses:

         Wire/Tubing                     $   4,454              $   5,547              $   8,906              $  10,589
         Precious metals                     9,518                  4,323                 14,542                  8,955
         Other non-precious
            metal businesses                 2,455                    548                  3,320                  1,046
-----------------------------------------------------------------------------------------------------------------------

         Total                              16,427                 10,418                 26,768                 20,590
-----------------------------------------------------------------------------------------------------------------------

         General corporate expenses           (450)                  (450)                  (900)                  (900)
         Interest expense (net)             (3,954)                (2,133)                (6,738)                (4,187)
-----------------------------------------------------------------------------------------------------------------------

         Income from continuing
            operations before taxes      $  12,023              $   7,835              $  19,130              $  15,503
=======================================================================================================================

       See also Note b.

g. Revenue and expenses for 1996 reflect the sale (completed in the third quarter 1996) of the Company's Refining Division business, exclusive of the Company's satellite refining operations located in Singapore and Canada, accounted for as a discontinued operation. A charge associated with exiting this business of $12,850,000 ($8,300,000 after-tax or $.59 per share) was recorded in the first quarter of 1996.

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

       The Company's precious metal inventories, consisting principally of gold and silver, is readily convertible to cash. Furthermore, these precious metal inventories which are stated in the Balance Sheet at LIFO cost have a market value of $95,364,000 in excess of such cost as of June 30, 1997.

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

       Consistent with other companies that produce precious metal fabricated products, some of the Company's gold and silver requirements are furnished by customers and suppliers on a consignment basis. Title to the consigned gold and silver remains with the Consignor. The value of consigned gold and silver held by the Company is not included in the Company's Balance Sheet. The Company's gold and silver requirements are provided from a combination of owned inventories, precious metals which have been purchased and sold for future delivery, and gold and silver received from suppliers and customers on a consignment basis.

       The Company has a $200,000,000 Revolving Credit Facility which provides $150,000,000 for a three year period and $50,000,000 for 364 days. As of June 30, 1997 there were no borrowings under this facility. In addition to the Revolving Credit Facility, banks also provide $111,750,000 of Gold and Silver Fee Consignment Facilities. The Fee Consignment Facility of $83,812,500 is for a three-year period and the short-term Fee Consignment Facility of $27,937,500 is for 364 days. All gold and silver consigned to the Company pursuant to these Consignment agreements is located at the Company's plant in Fairfield, Connecticut. As of June 30, 1997 there were 7,000 ounces of gold and 14,544,000 ounces of silver leased under these fee consignment facilities. On April 17, 1997 the Company completed additional long-term financing for $125,000,000 at a fixed rate of 7.31% due 2004.

       On May 14, 1996, Handy & Harman announced that it had decided to exit the refining business, exclusive of the Company's satellite refining operations located in Singapore and Canada. The Company completed the sale of the Handy & Harman Refining Division in the third quarter of 1996. Accordingly, operations for this major division have been classified as discontinued operations. A charge associated with exiting this business of $22,350,000 ($13,161,000 after-tax) was recorded in 1996. The sale of this division released a significant portion of the Company's owned precious metal inventory position, making this potential liquidity, along with the Company's credit facilities available for deployment in continuing operations, acquisition of new businesses and the repurchase of 1.8 million shares of the Company's common stock via a "Dutch Auction", completed in December 1996. On February 28, 1997 the Company acquired Olympic Manufacturing Group, Inc. for approximately $53,000,000. In the second quarter 1997 a LIFO gain of $4,665,000 ($2,706,000 after-tax or $.23 per share) was realized from the sale of gold inventories.

       During 1997 the Financial Accounting Standards Board issued SFAS No. 128 "Earnings per Share" effective for interim and annual periods ending after December 31, 1997. The adoption of this standard has no effect on the Company's earnings per share calculation since, under the prior method which had considered common stock equivalents for primary earnings per share, there was no dilutive effect for outstanding stock options.

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

OPERATING ACTIVITIES

       Net cash provided by operating activities amounted to $7,838,000 in 1997 and $3,996,000 in 1996. The cash provided by operating activities increased $3,842,000 primarily due to a decrease in working capital requirements amounting to $3,125,000. Included in cash provided by operating activities is a gain generated by the reduction of precious metal inventories valued under the LIFO method of accounting.

INVESTING ACTIVITIES.

       Net cash used by investing activities amounted to $61,811,000 in 1997 and $9,151,000 in 1996. The net cash used in 1997 includes approximately $53,000,000 for the purchase of Olympic Manufacturing Group, Inc. on February 28, 1997 and capital expenditures of $9,100,000. Capital expenditures include a major modernization program of our precious metal product facility in Fairfield, Connecticut and the retrofitting of the former karat gold facility in East Providence, Rhode Island by the Electronic Materials Group. Net cash used in investing activities of $9,151,000 in 1996 was primarily due to the acquisition of the ele Corporation, which resulted in a net cash outlay of $3,700,000 and the increased production space added at Sumco in 1996 and machinery and equipment for the wire and tubing segment.

FINANCING ACTIVITIES

       Net cash provided by financing activities amounted to $54,866,000 in 1997 and $6,657,000 in 1996. 1997's primary financing activity was the purchase of Olympic Manufacturing Group, Inc. with long-term debt for approximately $53,000,000. The Company also completed long-term financing for $125,000,000 on April 17, 1997 at a fixed rate of 7.31% due 2004, the proceeds of which were used to reduce borrowings under the revolving credit facility. In 1996 financing activities consisted primarily of net proceeds from a decrease in futures receivable (the sale of precious metal inventory for future delivery) of $7,681,000, the increase of futures payable of $1,927,000 (the purchase of precious metal inventory for future receipt) and the receipt of $705,000 from a joint venture partner. These sources of cash were partially offset by the payment of debt of $1,200,000, the payment of dividends of $1,683,000 and net treasury stock transactions of $773,000.

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

COMPARISON OF SECOND QUARTER OF 1997 VERSUS SECOND QUARTER OF 1996

       Sales for the wire/tubing segment decreased $2,010,000 (4%) primarily due to decreased sales of stainless steel tubing caused by the continued weakness in the semiconductor fabrication industry which began in the third quarter of 1996. The profit contribution (pre-tax income before deducting interest and corporate expenses) decreased $1,093,000 (20%) primarily due to the decreased sales noted above. Although the weakness in the semiconductor fabrication industry is expected to continue through year end, it is anticipated that second half sales and contribution will exceed the comparable 1996 period.

       Sales for the precious metal segment decreased $593,000 (1%) due to decreased sales experienced in the Electronic Materials Group caused by changing customer needs, and the effect of lower precious metal prices on the dollar volume of sales. This decrease was partially offset by the addition of ele Corporation on June 27, 1996. The average price for gold was $343.02 per ounce in 1997 and $390.18 in 1996 and the average price for silver was $4.76 per ounce in 1997 and $5.30 in 1996. The profit contribution increased $5,195,000 (120%) primarily due to a reduction of precious metal inventories valued under the LIFO method of accounting resulting in a gain of $4,665,000 ($2,706,000 after-tax). The balance of the increase in contribution was primarily due to improved operating performance of the Precious Metals Fabrication Group of companies partially offset by the decreased sales of the Electronic Materials Group mentioned above. The completion of several capital projects should enhance this segment's profit contribution in the second half of 1997.

       In the other non-precious metal segment, sales increased $12,768,000 (310%) and profit contribution increased by $1,907,000 (348%) due to the addition of Olympic Manufacturing Group, Inc., purchased on February 28, 1997. Due to Olympic's business cycle, a comparable increase in profit contribution is expected for the third quarter as well.

       Interest expense increased $1,821,000 (86%) due to increased borrowings as a result of the purchase of Olympic Manufacturing Group, Inc. on February 28, 1997 and the purchase of 1.8 million shares of the Company's common stock via a "Dutch Auction" completed in December 1996.

       The Company's income taxes are primarily composed of U.S. Federal and state income taxes.

COMPARISON OF SIX MONTHS OF 1997 VERSUS SIX MONTHS OF 1996

       Sales of the wire/tubing segment decreased $5,787,000 (6%) due to decreased sales of stainless steel tubing caused by the continued weakness in the semiconductor fabrication industry and the effects of the strengthened British pound against other European currencies on our United Kingdom subsidiary's export sales. The profit contribution decreased $1,683,000 (16%) due to the decreased sales noted above.

       Sales for the precious metal segment decreased $3,435,000 (3%) primarily due to the exit from low margin business in Canada, the effect of lower precious metal prices on the dollar volume of sales and reduced sales in the Electronic Materials Group due to changing customer needs. These decreases were partially offset by the addition of ele Corporation acquired on June 27, 1996. The average price for gold was $347.10 per ounce in 1997 and $395.10 in 1996. The average price for silver was $4.88 per ounce in 1997 and $5.42 in 1996. The profit contribution increased $5,587,000 (62%) primarily due to a reduction of precious metal inventories valued under the LIFO method of accounting resulting in a gain of $4,665,000 ($2,706,000 after-tax). The balance of the increase in contribution was primarily due to improved operating performance of the Precious Metals Fabrication Group of companies partially offset by the decreased sales of the Electronic Materials Group mentioned above.

       In the other non-precious metals segment sales increased $15,979,000 (196%) and profit contribution increased $2,274,000 (217%) primarily due to the addition of Olympic Manufacturing Group, Inc. purchased on February 28, 1997.

       Interest expense increased $2,551,000 (61%) primarily due to substantially increased levels of borrowings as discussed in the quarterly analysis.

       The effective income tax rate for 1997 is 42% and 1996 was 43.13%. The reason for the decrease in rates is primarily due to decreased foreign losses, for which a valuation allowance has been provided, as a percentage of income before taxes.

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings

         Reference is made to the Company's Form 10-K Annual Report for the year ended December 31, 1996, and to the proceedings described therein under
         Part I, Item 3. Legal Proceedings and under Part II, Item I. Legal Proceedings of the Company's Form 10-Q for the quarter ended March 31, 1997. Negotiations and discovery procedures are continuing in this matter.

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Company's Annual Meeting of Shareholders held May 13, 1997, the shareholders representing 10,932,633 shares voted to elect the nine nominated Directors and to ratify the appointment of KPMG Peat Marwick LLP as the Company's auditors. The Company's Proxy Statement dated April 2, 1997 describes these matters in detail. The votes were as follows:

                              Votes                Votes               Votes                              Brokers
                               For                Against             Withheld          Abstentions      Non-Votes
DIRECTORS
------------------------------------------------------------------------------------------------------------------
 C.A. Abramson              10,807,667                  0             124,966                 --             --
 R.E. Cornelia              10,808,405                  0             124,228                 --             --
 R.N. Daniel                10,803,469                  0             129,164                 --             --
 G.G. Garbacz               10,821,341                  0             111,292                 --             --
 F.E. Grzelecki             10,820,462                  0             112,171                 --             --
 G.M. Nichols               10,798,988                  0             133,645                 --             --
 H.P. Sotos                 10,815,441                  0             117,192                 --             --
 E.J. Sussman               10,815,579                  0             117,054                 --             --
 R.E. Tetrault              10,821,605                  0             111,028                 --             --

AUDITORS                    10,866,142             28,206                   0             38,284              0

Item 5.

         The Company has entered into certain agreements with change of control provisions with the following officers: Robert F. Burlinson, Paul E. Dixon and Dennis C. Kelly. (Filed as Exhibit 10 (u) to the Company's 1996 Annual Report on Form 10-K).

         The Company has amended and supplemented with change of control provisions the Employment Agreement dated October 22, 1996 with Robert
         D. LeBlanc. (Filed as Exhibit 10 (v) to the Company's 1996 Annual Report on Form 10-K.)

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits as required by Item 601 of Regulation S-K:

                  Exhibit 10(u) and 10(v) to Form 10-K.

         (b)      Reports on Form 8-K:

                  None filed during the quarter for which this report is submitted.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HANDY & HARMAN
                                   -----------------------------
                                   (Registrant)

Date: August 12, 1997              R.F. Burlinson /s/
      ---------------              ------------------------------
                                   R.F. Burlinson, Vice President
                                   Treasurer

Date: August 12, 1997              D.C. Kelly /s/
      ---------------              ------------------------------
                                   D.C. Kelly - Controller