Form 10-Q
period 1997-09-30
HANDY & HARMAN
filed 1997-11-12
CIK 45333

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the period ended              September 30, 1997
                           -------------------------------

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


The number of shares of issuer's Common Stock, par value $1.00 per share outstanding as of November 10, 1997 was 12,015,052.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         HANDY & HARMAN AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                (unaudited-thousands of dollars except per share)

                                             Three Months Ended                      Nine Months Ended
                                       --------------------------------      --------------------------------
                                       Sept 30, 1997      Sept 30, 1996      Sept 30, 1997      Sept 30, 1996
                                       -------------      -------------      -------------      -------------
Sales                                   $   115,115       $     95,890        $   336,018       $    310,036
Cost of sales                                90,231             72,318            259,662            243,686
                                        -----------       ------------        -----------       ------------

Gross profit                                 24,884             23,572             76,356             66,350
Selling, general and
    administrative expenses                  14,221             11,141             39,855             34,067
                                        -----------       ------------        -----------       ------------

Income from operations                       10,663             12,431             36,501             32,283
                                        -----------       ------------        -----------       ------------

Other deductions:
    Interest expense-net                      3,883              2,769             10,621              6,956
    Other-net                                   562               (318)               532               (156)
                                        -----------       ------------        -----------       ------------

                                              4,445              2,451             11,153              6,800
                                        -----------       ------------        -----------       ------------

Income from continuing operations
    before income taxes                       6,218              9,980             25,348             25,483

Income tax provision                          2,612              4,296             10,646             10,982
                                        -----------       ------------        -----------       ------------

Income from continuing operations             3,606              5,684             14,702             14,501
                                        -----------       ------------        -----------       ------------

Discontinued Operations:
    Loss from operations,
     net of tax benefit of $1,026                --                 --                 --             (1,354)
    Loss on disposal, net of tax
     benefit of $4,550                           --                 --                 --             (8,300)
                                        -----------       ------------        -----------       ------------

                                                                    --                 --             (9,654)
                                        -----------       ------------        -----------       ------------


    Net Income                          $     3,606       $      5,684        $    14,702       $      4,847
                                        -----------       ------------        -----------       ------------

Earnings (loss) per share:
    Continuing operations               $       .30       $        .41        $      1.23       $       1.04
    Discontinued operations                      --                 --                 --               (.69)
                                        -----------       ------------        -----------       ------------


Net income                              $       .30       $        .41        $      1.23       $        .35
                                        -----------       ------------        -----------       ------------

Dividends per share                              --                 --        $       .18       $        .18
                                        -----------       ------------        -----------       ------------


Average shares outstanding               11,957,000         14,000,000         11,970,000         13,972,000
                                        -----------       ------------        -----------       ------------

See Accompanying Notes to Consolidated Financial Statements.

                         HANDY & HARMAN AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (thousands of dollars)

                                                               Sept 30, 1997    December 31, 1996
                                                                (unaudited)
                                                               --------------   -----------------
ASSETS
Current Assets:
  Cash                                                            $  10,682        $   9,701
  Accounts receivable, less allowance for doubtful accounts
   of $1,899  in 1997 and $1,686 in 1996                             66,345           51,572
  Inventories                                                        79,094           70,357
  Prepaid expenses, deposits and other current assets                 6,077            7,044
                                                                  ---------        ---------

Total current assets                                                162,198          138,674
                                                                  ---------        ---------


Investment in affiliates, at equity                                   3,873            3,122

Property, plant and equipment - at cost                             214,298          195,623
  Less accumulated depreciation and amortization                    120,300          112,418
                                                                  ---------        ---------

                                                                     93,998           83,205

Prepaid retirement costs (net)                                       58,379           54,566
Intangibles, net of amortization                                     65,070           24,818
Other assets                                                         14,064           12,079
                                                                  ---------        ---------

                                                                  $ 397,582        $ 316,464
                                                                  =========        =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Short-term borrowings                                            $      --        $  15,000
 Accounts payable                                                    46,009           30,163
 Futures payable                                                     14,059            9,246
 Federal and Foreign taxes on income                                  1,424              792
 Other current liabilities                                           30,364           21,637
                                                                  ---------        ---------


Total current liabilities                                            91,856           76,838
                                                                  ---------        ---------


Long-term debt                                                      182,018          127,500
Minority interest                                                     1,454            1,259
Deferred income taxes                                                15,619           15,261
                                                                  ---------        ---------

Shareholders' equity:
  Common stock - par value $1; 60,000,000
   shares authorized; 14,611,432 shares issued                       14,611           14,611
  Capital surplus                                                    14,059           13,432
  Retained earnings                                                 124,948          112,399
  Foreign currency translation adjustment                            (1,326)             (61)
                                                                  ---------        ---------

                                                                    152,292          140,381
Less:  Treasury stock 2,620,930 shares - 1997
           and 2,618,421 shares - 1996 at cost                       45,522           44,308
Unearned compensation                                                   135              467
                                                                  ---------        ---------


Total shareholders' equity                                          106,635           95,606
                                                                  ---------        ---------

                                                                  $ 397,582        $ 316,464
                                                                  =========        =========


See Accompanying Notes to Consolidated Financial Statements.

                         HANDY & HARMAN AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        (Unaudited-thousands of dollars)

                                                              Increase (Decrease) in Cash
                                                                   Nine Months Ended
                                                            -------------------------------
                                                            Sept 30, 1997     Sept 30, 1996
                                                            -------------     -------------
Cash flows from operating activities:
   Net income                                                  $  14,702        $  4,847
   Adjustments to reconcile net income
   to net cash provided by operating activities:
       Depreciation and amortization                              10,582           8,604
       Provision for doubtful accounts                               329             763
       Gain on disposal of property, plant and equipment              (8)           (106)
       Net retirement cost                                        (3,813)         (2,363)
       Equity in earnings of affiliates                             (784)           (543)
       Minority interest                                             195
       Earned compensation - 1988 long-term incentive
         and outside director stock option plans                     410             443
      Loss on sale of Refining Division                               --           5,714
      Changes in assets and liabilities:
          Accounts receivable                                    (11,336)           (527)
          Inventories                                             (4,450)          6,510
          Prepaid expenses                                         2,751          (2,208)
          Deferred charges and other assets                       (1,773)            737
          Deferred financing costs                                  (873)           (196)
          Accounts payable and other current liabilities          17,945         (11,190)
          Federal and foreign taxes on income                        632          (7,226)
          Deferred income taxes                                    2,247             (56)
                                                               ---------        --------

          Net cash provided by operating activities               26,756           3,203
                                                               ---------        --------

Cash flows from investing activities:
   Proceeds from sale of property, plant and equipment                21             302
   Capital expenditures                                          (14,562)         (9,157)
   Acquisition, net of cash acquired                             (52,732)         (3,700)
   Divestiture, net of cash sold                                      --           5,074
                                                               ---------        --------

          Net cash used by investing activities                  (67,273)         (7,481)
                                                               ---------        --------

Cash flows from financing activities:
   Decrease in short-term borrowings                             (15,000)        (27,199)
   Net decrease in revolving credit facility                    (120,000)        (25,000)
   Proceeds from long-term financing                             125,000              --
   Increase in other long-term debt                               49,518              --
   Net decrease in futures receivable                                 --           7,681
   Net increase in futures payable                                 4,814          58,372
   Proceeds from joint venture partner                                --             705
   Dividends paid                                                 (2,152)         (2,512)
   Purchase of treasury stock (net)                                 (612)         (5,069)
                                                               ---------        --------

          Net cash provided by financing activities               41,568           6,978
                                                               ---------        --------

Effect of exchange rate changes on net cash                          (70)            (24)
                                                               ---------        --------

Net change in cash                                                   981           2,676
Cash at beginning of year                                          9,701           6,637
                                                               ---------        --------

Cash at end of period                                          $  10,682        $  9,313
                                                               =========        ========

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

       In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to a fair statement of the results for interim periods. These statements should be read in conjunction with the summary of Significant Accounting Policies and notes contained in the Registrant's Annual Report (Form 10-K for the year ending December 31, 1996). The results of operations for the quarter and nine months ended Sept. 30, 1997 are not necessarily indicative of the results of the entire fiscal year.

b. Inventories at September 30, 1997 and December 31, 1996 are comprised as follows (in thousands):

                                   Sept. 30, 1997       December 31, 1996
                                    (unaudited)
                                   -------------       -----------------
 Precious metals:
  Fine and fabricated metals in
  various stages of completion        $26,042               $26,569
 Non-precious metals:
  Base metals, factory supplies
  and raw materials                    24,532                20,993
  Work in process                      15,434                15,192
  Finished goods                       13,086                 7,603
                                      -------               -------

                                      $79,094               $70,357
                                      =======               =======

      LIFO inventory - the excess of period end market value over LIFO cost was $102,154,000 at September 30, 1997 and $97,996,000 at December 31, 1996.
      As a result of reductions in the quantities of precious metal inventories valued under the LIFO method of accounting in the second quarter of 1997, income for the nine months ended September 30, 1997 included a LIFO gain of $4,665,000 ( $2,706,000 after-tax or $.23 per share). Similarly, income from continuing operations before taxes for the quarter and nine months ended September 30, 1996 included a LIFO gain of $5,120,000 ($2,913,000 after-tax or $.21 per share)


c. In 1997 and 1996 the third quarter dividend was declared in the second quarter to be paid in the third quarter.

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

e. In the second quarter of 1997, the Company completed additional long-term financing for $125,000,000 at a fixed rate of 7.31% due 2004. The Company's long-term revolving credit facility along with this new long-term financing gives the Company the ability to classify certain short-term obligations amounting to $49,518,000 as long-term debt as of September 30, 1997.

                         HANDY & HARMAN AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


f. The following table presents certain selected financial data by industry segment (expressed in thousands of dollars) for the three months ended and nine months ended Sept 30, 1997 and 1996:

                                        Three Months Ended                   Nine Months Ended
                                        ------------------                   -----------------
                                  Sept 30, 1997     Sept 30, 1996     Sept 30, 1997     Sept 30, 1996
                                  -------------     -------------     -------------     -------------
Sales:

Wire/Tubing                        $  42,856          $ 42,476          $ 129,706          $ 135,113
Precious metals                       53,766            49,461            163,690            162,820
Other non-precious
   metal businesses                   18,493             3,953             42,622             12,103
                                   ---------          --------          ---------          ---------

Total                              $ 115,115          $ 95,890          $ 336,018          $ 310,036
                                   ---------          --------          ---------          ---------


Profit contribution before
   unallocated expenses:

Wire/Tubing                        $   4,039          $  4,191          $  12,945          $  14,780
Precious metals                        3,607             8,558             18,149             17,513
Other non-precious
   metal businesses                    2,905               450              6,225              1,496
                                   ---------          --------          ---------          ---------

Total                                 10,551            13,199             37,319             33,789
                                   ---------          --------          ---------          ---------


General corporate expenses              (450)             (450)            (1,350)            (1,350)
Interest expense (net)                (3,883)           (2,769)           (10,621)            (6,956)
                                   ---------          --------          ---------          ---------


Income from continuing
   operations before taxes         $   6,218          $  9,980          $  25,348          $  25,483
                                   =========          ========          =========          =========


       See also Note b.

g. Revenue and expenses for 1996 reflect the sale (completed in the third quarter 1996) of the Company's Refining Division business, exclusive of the Company's satellite refining operations located in Singapore and Canada, which has been accounted for as a discontinued operation. A charge associated with exiting this business of $12,850,000 ($8,300,000 after-tax or $.59 per share) was recorded in the first quarter of 1996.

Item 2.     Management's Discussion and Analysis of Financial

                    Condition and Results of Operations

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

         The Company's precious metal inventories, consisting principally of gold and silver, are readily convertible to cash. Furthermore, these precious metal inventories which are stated in the Balance Sheet at LIFO cost have a market value of $102,154,000 in excess of such cost as of September 30,1997.

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

         The Company completed additional long-term financing on April 17, 1997 for $125,000,000 at a fixed rate of 7.31% due 2004. On August 29, 1997 the Company returned precious metal and cancelled a three year fee consignment facility which was initiated in the third quarter of 1994. The Company replaced its prior $200,000,000 revolving credit facility on September 29, 1997 with a new $200,000,000 Revolving Credit Facility which provides $200,000,000 for a five year period. At September 30, 1997 there were no borrowings under this facility.

         On May 14, 1996, Handy & Harman announced that it had decided to exit the refining business, exclusive of the Company's satellite refining operations located in Singapore and Canada. The Company completed the sale of the Handy & Harman Refining Division in the third quarter of 1996. Accordingly, operations for this major division have been classified as discontinued operations. A charge associated with exiting this business of $22,350,000

($13,161,000 after-tax) was recorded in 1996. The sale of this division released a significant portion of the Company's owned precious metal inventory position, making this potential liquidity, along with the Company's credit facilities available for deployment in continuing operations, acquisition of new businesses and the repurchase of 1.8 million shares of the Company's common stock via a "Dutch Auction", completed in December 1996. On February 28, 1997 the Company acquired Olympic Manufacturing Group, Inc. for approximately $53,000,000. In the second quarter 1997 a LIFO gain of $4,665,000 ($2,706,000 after-tax or $.23 per share) was realized from a reduction in the quantities of precious metal inventories valued under the LIFO method of accounting.

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

OPERATING ACTIVITIES

       Net cash provided by operating activities amounted to $26,756,000 in 1997 and $3,203,000 in 1996. The cash provided by operating activities increased $23,553,000 due to a decrease in working capital requirements amounting to $19,299,000 and an increase in net income adjusted for non-cash items of $4,254,000 . Included in cash provided by operating activities in both 1997 and 1996 are gains of $4,665,000 and $5,120,000, respectively, generated by the reduction of precious metal inventories valued under the LIFO method of accounting.

INVESTING ACTIVITIES

       Net cash used by investing activities amounted to $67,273,000 in 1997 and $7,481,000 in 1996. The net cash used in 1997 includes approximately $53,000,000 for the purchase of Olympic Manufacturing Group, Inc. on February 28, 1997 and capital expenditures of $14,562,000. Capital expenditures include a major modernization program of our precious metal product facility in Fairfield, Connecticut and the retrofitting of the former karat gold facility in East Providence, Rhode Island by the Electronic Materials Group. Net cash used in investing activities of $7,481,000 in 1996 was primarily due to the acquisition of the ele Corporation, which resulted in a net cash outlay of $3,700,000, and capital expenditures of $9,157,000 for the increased production space added at Sumco and machinery and equipment for the wire and tubing segment. Also included in 1996 investing activities are the proceeds from the sale of the refining division for $5,074,000.

FINANCING ACTIVITIES

       Net cash provided by financing activities amounted to $41,568,000 in 1997 and $6,978,000 in 1996. 1997's primary financing activity was an increase in debt of $39,518,000 mostly due to the purchase of Olympic Manufacturing Group, Inc. and an increase of $4,814,000 in futures payable (the purchase of precious metal inventory for future receipt). The Company also completed long-term financing for $125,000,000 on April 17, 1997 at a fixed rate of 7.31% due 2004, the proceeds of which were used to reduce both short term borrowings and borrowings under the revolving credit facility. Partially offsetting these sources of cash were dividends paid of $2,152,000 and net treasury stock transactions of $612,000. The net cash provided by financing activities in 1996 was due to a decrease in futures receivable (the sale of precious metal inventory for future delivery) of $7,681,000, the increase of futures payable of $58,372,000 and the receipt of $705,000 from a joint venture partner. These sources of cash were partially offset by the payment of debt of $52,199,000, the payment of dividends of $2,512,000 and net treasury stock transactions of $5,069,000.

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

COMPARISON OF THIRD QUARTER OF 1997 VERSUS THIRD QUARTER OF 1996

       Sales for the wire/tubing segment increased $380,000 (1%) primarily due to increased sales of the wire group and the new tubing facility in Denmark . Offsetting this increase is a decrease in sales of stainless steel tubing caused by the continued weakness in the semi-conductor fabrication industry which began in the third quarter 1996. The profit contribution (pre-tax income before deducting interest and corporate expenses) decreased $152,000 (4%) primarily due to the decreased sales of stainless steel tubing noted above, partially offset by diminishing losses of the new tubing facility in Denmark which has a positive effect on the profit contribution of this segment. Earnings have been suppressed by the weakness in the semiconductor fabrication industry as well as the effects of the British pound against other European currencies on our United Kingdom subsidiary's export sales. Profit contribution from this segment should return to expected levels as these market conditions improve.

       Sales for the precious metal segment increased $4,305,000 (9%) primarily due to increased sales of fabricated precious metal products and increased sales of ele Corporation. The average price for gold was $323.63 per ounce in 1997 and $384.77 per ounce in 1996 and the average price for silver was $4.53 per ounce in 1997 and $5.05 per ounce in 1996. Profit contribution decreased $4,951,000 (58%) primarily caused by a gain of $5,120,000 (2,913,000 after-tax) in the third quarter of 1996, due to a reduction of precious metal inventories valued under the LIFO method of accounting. Excluding the LIFO gain, profit contribution increased $169,000 (5%) due to the increased sales noted above partially offset by the Electronic Materials Group product mix change and changing customer needs. Upon completion of several capital projects this year and in 1998, this segment's profit contribution should be enhanced.

       In the other non-precious metal segment, sales increased $14,540,000 (368%) and profit contribution increased by $2,455,000 (546%) primarily due to the addition of Olympic Manufacturing Group, Inc., purchased on February 28, 1997. Due to the nature of Olympic's business cycle, the levels of profit contribution experienced these past two quarters are anticipated again in the second and third quarter of 1998.

       Interest expense increased $1,114,000 (40%) due to increased borrowings as a result of the purchase of Olympic Manufacturing Group, Inc. on February 28, 1997, and the purchase of 1.8 million shares of the Company's common stock via a "Dutch Auction" completed in December 1996 . This was partially offset by proceeds from the sale of precious metals in the fourth quarter of 1996.

       The Company's income taxes are primarily composed of U.S. Federal and state income taxes.

COMPARISON OF NINE MONTHS OF 1997 VERSUS NINE MONTHS OF 1996

       Sales of the wire/tubing segment decreased $5,407,000 (4%) due to decreased sales of stainless steel tubing caused by the continued weakness in the semiconductor fabrication industry and the effects of the strengthened British pound against other European currencies on our United Kingdom subsidiary's export sales. This decrease was partially offset by increased sales of the new tubing facility in Denmark. The profit contribution decreased $1,835,000 (12%) due to the decreased sales noted above partially offset by diminishing losses of the new tubing facility in Denmark.

       Sales for the precious metal segment increased $870,000 (1%) primarily due to the acquisition of ele Corporation on June 27, 1996, partially offset by the exit from low margin business in Canada. The average price for gold was $339.19 per ounce in 1997 and $391.64 in 1996. The average price for silver was $4.76 per ounce in 1997 and $5.29 in 1996. The profit contribution increased $636,000 (4%). Excluding LIFO gains of $4,665,000 and $5,120,000 in 1997 and
1996, respectively, profit contribution increased $1,091,000 (9%) primarily due to improved operating performance of the Precious Metals Fabrication Group of companies and the acquisition of ele Corporation on June 27, 1996. This increase was partially offset by the Electronic Materials Group as described in the quarterly analysis.

       In the other non-precious metals segment sales increased $30,519,000 (252%) and profit contribution increased $4,729,000 (316%) primarily due to the addition of Olympic Manufacturing Group, Inc. purchased on February 28, 1997.

       Interest expense increased $3,665,000 (53%) primarily due to substantially increased levels of borrowings as discussed in the quarterly analysis.

       The effective income tax rate for 1997 is 42.0% and 1996 was 43.1%. The reason for the decrease in rates is primarily due to decreased foreign losses, for which a valuation allowance was provided, as a percentage of income before taxes.

                            PART II OTHER INFORMATION

Item 1.      Legal Proceedings

             Reference is made to the Company's Form 10-K Annual Report for the year ended December 31, 1996, and to the proceedings described therein under Part I, Item 3. Legal Proceedings and under Part II,
             Item I. Legal Proceedings of the Company's Form 10-Q for the quarters ended March 31 and June 30, 1997. Negotiations and discovery procedures are continuing in this matter.


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



                                       HANDY & HARMAN
                                      --------------------------------------
                                       (Registrant)





Date: November 11, 1997                R.F. Burlinson /s/
      -----------------                -------------------------------------
                                       R.F. Burlinson, Vice President
                                       Treasurer





Date: November 11, 1997                D.C. Kelly /s/
      -----------------                -------------------------------------
                                       D.C. Kelly - Controller