Form 10-K
period 1997-12-31
HANDY & HARMAN
filed 1998-03-27
CIK 45333

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------
                                    FORM 10-K
                                -----------------

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

 For the fiscal year ended December 31, 1997    Commission file number 1-5365

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

        Registrant's telephone number, including area code (212)661-2400
           Securities registered pursuant to Section 12(b) of the Act:

                                             Number Outstanding      Name of each exchange
      Title of each class                   as of March 26, 1998      on which Registered
      -------------------                   --------------------      -------------------
Common Stock Par Value $1 Per Share......        12,143,192         New York Stock Exchange
Common Stock Purchase Rights.............        12,143,192         New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the Common Stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant, based upon the closing sale price of the Common Stock on the New York Stock Exchange on March 26, 1998 was $416,098,328.

      Incorporation of documents by reference: None.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

                                     GENERAL

      Handy & Harman (hereinafter "H&H" or the "Company") was incorporated in the State of New York in 1905 as the successor to a partnership which commenced business in 1867. Unless the context indicates otherwise, the terms "H&H" and the "Company" refer to Handy & Harman and its consolidated subsidiaries.

      Historically, until commencing a diversification program in 1966, the Company was engaged primarily in the manufacture of silver and gold alloys in mill forms and the refining of precious metals from jewelry and industrial scrap. The Company's markets were largely among silversmiths and manufacturing jewelers, users of silver brazing alloys, and manufacturers who required silver and gold primarily for the properties of those metals. The Company publishes a daily New York price for its purchases of silver and gold and also publishes a daily price for its fabricated silver and gold. The silver price is recognized, relied on and used by others throughout the world. The diversification program has added lines of precious metals products and various specialty manufacturing operations, including stainless steel and specialty metal alloy products, for industrial users in a wide range of applications which include the electric, electronic, automotive original equipment, office equipment, oil and other energy related, refrigeration, utility, telecommunications and medical industries. In September 1994, the Company acquired Sumco Inc., a precision electroplating company, which does electroplating of electronic connector and connector stock for the automotive, telecommunications, electronic and computer industries and in June 1996, the Company acquired ele Corporation, which brings a value-added reel-to-reel molding capability appropriate for the semiconductor lead frame and sensors marketplace. On February 28, 1997, the Company completed the acquisition of Olympic Manufacturing Group, Inc., the leading domestic manufacturer and supplier of fasteners for the commercial roofing industry.

      The Company's business segments are (a) manufacturing and selling of non-precious metal wire, cable and tubing products primarily stainless steel and specialty alloys; (b) manufacturing and selling of precious metals products and precision electroplated materials and stamped parts; and (c) manufacturing and selling of other specialty products supplied to roofing, construction, natural gas, electric and water industries. Three-year financial data for the Company's business segments appear under the caption "The Company's Business" on page 23 of this Annual Report on Form 10-K and are incorporated by reference herein.

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

      Raw Materials--The raw materials used in this segment include stainless, galvanized and carbon steels, nickel alloys and a variety of high performance alloys. The Company purchases all such raw materials at open market prices from domestic and foreign suppliers. The Company has not experienced any problem in obtaining the necessary quantities of raw materials. Prices and availability, particularly of raw materials purchased from foreign suppliers, will be affected by world market conditions and governmental policies.

      Competition--There are many companies, domestic and foreign, which manufacture wire and tubing products of the types manufactured by this segment. Competition is based on quality, service, price and new product introduction, each of which is of equal importance.

      Distribution--Most of the products manufactured by this segment are sold directly to customers through Company sales personnel and the remainder are sold through manufacturer's representatives and distributors.

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

      Wire Products--In the manufacture of the Company's wire products, precious metal alloys are cast, extruded and then drawn into wire. The Company's precious metal wire products consist of sterling and other alloys of silver, and other precious metal alloys in drawn and coiled wire and rod forms of differing diameters, ranging from seven thousandths of an inch to one fourth of an inch. The Company also manufactures Easy-Flo(R), Sil-Fos(R) and other silver brazing alloys in wire form for making permanent, strong, leak-tight joints of the metals joined. Brazing alloy wire is also sold in preformed rings and special shapes. The Company's precious metal alloy wire products are marketed for electrical conductive and contact applications in a wide variety of industries, including the aerospace, electronics and appliance industries. Manufacturing jewelers use the Company's precious metal wire in a wide range of production applications, including, for example, necklaces, bracelets, earring parts and pins and clips.

      Rolled Products--The Company's rolled products are manufactured from precious metals in sheets, strips and bars of varying thicknesses, widths and lengths. These precious metal rolled products range in standard thickness from foils five ten thousandths of an inch thick to strips or bars three eighths of an inch thick and in standard widths from strips one eighth of an inch wide to fifteen inches wide. Rolled products are shipped in lengths up to many hundred feet. The Company's rolled products include precious metals bonded with other metals in bimetallic and trimetallic strips which provide more versatile industrial applications at a lower cost than would be possible if a solid precious metal or a precious metal alloy were used.

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

      Powder Products--The Company produces silver/tin alloy powders for use in dental applications and silver/copper alloy powders, which are sold under the names Easy-Flo(R) and Sil-Fos(R) for use in industrial brazing applications.

      Precision Plating and Surface Finishing--The Company produces precision electroplated materials and stamped parts (often using gold, silver, palladium and various base metals on such materials and stamped parts) for use in the semiconductor, telecommunications, automotive electronics and computer industries. It also participates in the medical plastics field.

      Other Precious Metals Products--The Company produces grain beads of various precious metal alloys by melting the metal and then pouring it through water. Grain beads are distinguished from the Company's precious metals powders, which are not as coarse and are produced by atomization spraying.

      The Company exited the karat gold fabricated product business in 1995. Karat gold was used in the production of wire products, rolled products and grain beads stated above. See Note 1 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

      Raw Materials--The raw materials for the Company's precious metals products consist principally of silver, gold, copper, cadmium, zinc, nickel, tin and the platinum group metals in various forms. Silver and gold constitute the major portion of the value of the raw materials involved. The Company purchases all of its precious metals at free market prices from either customers, primary producers or bullion dealers. The prices of silver and gold are subject to fluctuations and are expected to continue to be affected by world market conditions. Nonetheless, the Company has not experienced any problem in obtaining the necessary quantities of raw materials required for this segment and, in the normal course of business, receives precious metals from suppliers and customers. These metals are returnable in fabricated or commercial bar form under agreed upon terms. Since precious metals are fungible, the Company does not physically segregate supplier and customer metals from its own inventories. Therefore, to the extent that supplier or customer metals are used by the Company, the amount of inventory which the Company must own is reduced. All raw materials used in this segment are readily available from several sources. For a discussion of the Company's inventory purchasing and pricing and of the Company's practices to eliminate the economic risk of precious metal price fluctuations, see "The Company's Business" on page 23 of this Annual Report on Form 10-K.

      Working Capital Items--The Company maintains a level of inventory of fine and fabricated precious metals in various stages of processing for customer delivery requirements and for a continuous supply of raw materials. Such inventories are carried under the Last-In, First-Out (LIFO) method of accounting. The LIFO carrying values are substantially less than the market values of the inventories. See Note 2 of the Notes to Consolidated Financial Statements on page 35 of this Annual Report on Form 10-K for a comparison of the cost and market values of the Company's precious metals inventories at December 31, 1997 and December 31, 1996.

      Product Development, Patents and Trademarks--While the Company holds a number of patents and trademarks related to its precious metals products and processes, and is licensed under others, the precious metals business, as a whole, is not dependent upon such patents. The Company's trademarks are registered in the United States and in several foreign countries. The Company maintains a technical laboratory and staff in connection with its precious metals operations and a portion of the work of that staff is devoted to metallurgical products and development.

      Distribution Facilities--The Company distributes precious metals products directly to customers from its plants and service branches, except that certain products, primarily brazing alloys, are distributed through independent distributors throughout the United States and Canada. The

Company has a marketing organization trained to service its customers and dealers, to solicit orders for its precious metal and related products. This organization markets all of the Company's precious metals products and provides special technical assistance with respect to precious metals through product engineers and other technical personnel. The Company maintains customer service and sales offices at its various manufacturing and processing plants. It also has warehouse facilities to support sales and distribution at each of its manufacturing and processing plants.

Competition--The Company is one of the leading fabricators of precious metals. Although there are no companies in the precious metals field whose operations exactly parallel those of H&H in every area, there are a number of competitors in each of the classes of the Company's precious metals products. Many of these competitors also carry on activities in other product lines in which the Company is not involved. Competition is based on quality, service and price, each of which is of equal importance.

                    MANUFACTURING OF OTHER SPECIALTY PRODUCTS

      Subsidiaries of the Company manufacture fasteners, fastening systems, plastic and steel fittings and connections and non-ferrous thermite welding powders for the roofing, construction, natural gas, electric and water distribution industries.

      Distribution--Most of the Company's products comprising this segment are sold directly to customers and distributors through Company sales personnel, and the remaining sales are made by agents and manufacturers' representatives.

      Raw Materials--The raw materials used in this segment include various steel alloys and various plastic compositions. The Company purchases all such raw materials at open market prices primarily from domestic suppliers. The Company has not experienced any problem in obtaining the necessary quantities of raw materials. Prices and availability, particularly as to raw materials purchased from foreign suppliers, will continue to be affected by world market conditions and governmental policies.

      Competition--There are many companies, domestic and foreign, which manufacture products of the type manufactured by this segment. Some are larger than the Company and many are larger than the Company's operations with which they compete. Competition is generally based on quality, service and price, each of which is of equal importance.

                               RECENT DEVELOPMENTS

      On March 1, 1998 the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with WHX Corporation ("WHX") and HN Acquisition Corp., a wholly owned subsidiary of WHX (the "Purchaser"). Pursuant to the Merger Agreement, the Purchaser commenced a tender offer on March 6, 1998 to purchase all outstanding shares of the Company's common stock for $35.25 per share in cash. Under the Merger Agreement, the tender offer will be followed by a merger of the Purchaser with and into the Company and all shares of the Company's common stock not purchased in the tender offer will be converted into the right to receive $35.25 per share in cash.

      On March 1, 1998 the Board amended the Rights Agreement dated as of January 26, 1989, as amended on April 25, 1996 and October 22, 1996, between the Company and ChaseMellon Shareholder Services L.L.C. (as so amended, the "Rights Agreement") to prevent the Purchaser from becoming an "Acquiring Person" and to prevent a "Triggering Event," "Stock Acquisition Date" or "Distribution Date" (all as defined in the Rights Agreement) from occurring as a result of the offer, the merger or other transactions contemplated by the Merger Agreement. Consummation of the merger is expected to occur in the Spring of 1998. The offer and the merger are subject to various conditions.

                             DISCONTINUED OPERATIONS

      In August 1996 the Company sold its domestic refining business, which recovered precious metals from waste and scrap generated by users of the Company's precious metals products, by other industrial users of precious metals, and by non-manufacturing refining customers, and from high grade mining concentrates and bullion. During 1995 the Company sold, in two phases, its automotive segment which manufactured a wide variety of parts, cables, components and assemblies for North American automotive original equipment manufacturers. The cable operations were sold on July 20, 1995 and the remaining operations on December 29, 1995. See Note 1 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

                              GOVERNMENT REGULATION

      During the last fiscal year, the Company spent or committed approximately $1,800,000 in complying with federal, state and local occupational safety and health, environmental control and equal employment opportunity laws and regulations. These expenditures included monies spent by the Company in the clean-up of hazardous wastes and toxic substances under federal, state and local laws and regulations relating to protection of the environment. Typical of large domestic manufacturing concerns, the Company's operations may affect the environment. These operations may produce, process and dispose of materials and waste products which, under certain conditions, are toxic or hazardous under such environmental laws and regulations. The Company expects to make comparable expenditures and commitments during the current fiscal year, provided that no further changes are made in such laws and regulations or in their application. Such expenditures are not material to the competitive position or financial condition of the Company; however, such laws and regulations may require capital expenditures not now contemplated and may result in increased operating costs. See Item 3--Legal Proceedings.

                                     ENERGY

      The Company requires significant amounts of electricity, natural gas, fuel oil and propane to operate its facilities. The Company has few contracts covering natural gas or electricity, but has some one-year contracts for the delivery of fuel oil and propane at some facilities. These contracts are the result of competitive bidding.

      In an attempt to minimize the effects of any fuel shortages, the Company has made a number of process and equipment changes to allow use of alternate fuels in key processes, and the Company has equipped certain plants with alternate fuel reserves intended to reduce any curtailment upon a local shortage. A general and continuing shortage of such fuels or a government allocation of supplies resulting in a general reduction in fuel supplies, however, could cause some curtailment of production.

                                    EMPLOYEES

      The Company had 2,562 employees on December 31, 1997. Of these, approximately 36 percent are covered by collective bargaining agreements, which expire at various times during the next three years.

ITEM 2. PROPERTIES

      The Company has 26 active operating plants in the United States, Canada, England, Denmark and Singapore (50% owned) with a total area of approximately 1,860,000 square feet, including warehouse, office and laboratory space, but not including the plants used by the Singapore operation. The Company also owns or leases sales, service and warehouse facilities at two other locations in the United States, which, with the Company's executive and general offices, have a total area of approximately 63,000 square feet and owns eleven non-operating or discontinued locations with a total area of approximately 634,000 square feet. The Company considers its manufacturing plants and service facilities to be well maintained and efficiently equipped, and therefore suitable for the work being done. The productive capacity and extent of utilization of the Company's facilities is dependent in some cases on general business conditions and in other cases on the seasonality of the utilization of its products. Productivity can be expanded readily to meet additional demands. A description of the Company's principal plants by industry segment is as follows:

Wire and Tubing

      The headquarters of the wire portion of this segment is in Cockeysville, Maryland, and the headquarters of the tubing portion of this segment is in Norristown, Pennsylvania. Manufacturing facilities are located in: Cockeysville, Maryland; Norristown, Pennsylvania; Willingboro and Middlesex, New Jersey; Oriskany, New York; Camden, Delaware; Evansville, Indiana; Fort Smith, Arkansas; Retford, Notts. and Liversedge, Yorkshire, England; and Kolding, Denmark. All these plants are owned in fee, except for the Retford, Middlesex and Fort Smith plants, which are leased.

Precious Metals

      The Company's principal precious metal products operation is conducted in Fairfield, Connecticut. Other precious metal operations are conducted in: North Attleboro, Massachusetts; East Providence, Rhode Island; Cudahy, Wisconsin; Carmel, Indiana; Indianapolis, Indiana; Fontana, California; Toronto, Canada; Hertfordshire, England; and Singapore (50 percent owned). The Company owns all these operating plants in fee except for the Hertfordshire and Carmel plants, which are leased.

Other Specialty Products

      The principal facilities currently engaged in the Company's other specialty products businesses are located in Tulsa and Broken Arrow, Oklahoma; Agawam and Westfield, Massachusetts; and Canastota, New York. The Company owns all these operating plants in fee, except for the Westfield and Canastota plants, which are leased.

Company's Offices

      The Company's executive offices are in New York, New York and occupy 17,000 square feet under a lease. The Company has its general offices in leased premises containing approximately 30,000 square feet located in Rye, New York.

ITEM 3. LEGAL PROCEEDINGS

      There are no pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is the subject, other than ordinary, routine litigation incidental to the business, none of which individually or in the aggregate is material to the business or financial condition of the Company, except as follows:

Montvale, New Jersey Facility

  In connection with the Montvale, New Jersey facility (which was closed in 1984) formerly operated by Handy & Harman Electronic Materials Corporation ("HHEM"), a subsidiary of the Company, a civil action lawsuit was filed in April 1993 by the Borough of Park Ridge in the Superior

Court of New Jersey, Law Division, Bergen County, against HHEM, the Company, the prior owner of the facility and other defendants asserting that a chemical used at the facility in Montvale, New Jersey, an adjoining municipality, had migrated and entered a drinking water supply of Park Ridge. This action seeks recovery of the alleged cost of treatment and remediation of water wells of the Borough of Park Ridge as a result of alleged contamination by the defendants.

      The Handy & Harman defendants denied responsibility for the alleged contamination of the Park Ridge wells and asserted that if any such contamination existed as a result of operation of the Montvale facility, damages arising therefrom are the responsibility of the owner or operator thereof prior to the purchase of the facility by HHEM from Plessey Incorporated (Plessey). The Handy & Harman defendants asserted substantial cross-claims against Plessey, GEC-Marconi Materials Corp. and a vendor of the chemical involved. Handy & Harman also filed a separate action, since consolidated with the above Park Ridge action, against Twin Cities Fire Insurance Company and other carriers, claiming coverage under various liability insurance policies and seeking indemnification and defense for all of Park Ridge's claims.

      The Company has settled its claims against its co-defendant, Plessey, Inc., and its claims against Twin City. As a result of those settlements, the Company believes that the resolution of the Park Ridge lawsuit, either by settlement or judgment, will not have a materially adverse effect on the financial position of the Company.

Shareholder Lawsuits

      Two purported class action lawsuits (each of which is described below) were commenced in connection with the unsolicited tender offer commenced by WHX in December 1997 to acquire all of Handy & Harman's shares for $30 per share in cash (the "Initial WHX Offer"). Both of these purported class actions are in the preliminary stages and no discovery has begun.

      William Steiner v. Handy & Harman et al. On December 26, 1997, in connection with the Initial WHX Offer, William Steiner, individually and on behalf of all other shareholders of the Company similarly situated, filed a purported class action complaint in the Supreme Court of the State of New York for the County of New York against the Company and each of the Company's directors. The complaint alleges, among other things, that the individual defendants breached their fiduciary duties to the Company and its shareholders by (i) not appointing an independent committee to evaluate the Initial WHX Offer and to explore business opportunities with WHX, (ii) refusing to negotiate with WHX, (iii) not pursuing alternative transactions, and (iv) amending the Company's By-laws to provide that the annual meeting of shareholders be held on such date and at such time as the Company's Board of Directors so determine. The plaintiff seeks as relief, among other things, (i) an order from the court requiring that the individual defendants (A) undertake an independent evaluation of strategic alternatives to maximize value for the Company's shareholders,
(B) take actions to ensure that no conflicts of interest exist between defendants' own interests and their fiduciary obligations to the Company's shareholders and (C) utilize the Company's shareholder rights plan in a manner that will maximize shareholder value; (ii) a declaration that the December 23, 1997 amendment to the Company's By-laws is null and void; and (iii) unspecified monetary damages and attorneys' fees and expenses. The defendants believe that the lawsuit is without merit and intend to defend themselves vigorously.

      Harbor Finance Partners v. Handy & Harman et al. On January 7, 1998, in connection with the Initial WHX Offer, Harbor Finance Partners, on behalf of itself and all other shareholders of the Company similarly situated, filed a purported class action complaint in the Supreme Court of the State of New York for the County of New York against the Company and certain of the Company's directors. The complaint alleges, among other things, that the individual defendants have breached their fiduciary duties to the Company and its shareholders by (i) failing to properly consider the Initial WHX Offer on a fully informed basis, (ii) failing and refusing to negotiate with representatives of WHX and (iii) impairing the franchise rights of the Company's shareholders by, among other things, amending the Company's By-laws to permit the Board of Directors to schedule the date and time of the annual meeting of shareholders. The plaintiff seeks as relief, among other things, (i) an order from the court requiring that the individual defendants (a) cooperate fully with any entity or person, including WHX, having a bona fide interest in proposing any transaction that would maximize shareholder value, (b) immediately undertake an appropriate evaluation of, and take appropriate steps to enhance, the Company's value as a merger or acquisition candidate, (c) take certain steps to expose the Company to the marketplace in an effort to create an active auction of the Company, (d) act independently so that the interests of the Company's public shareholders will be protected, and (e) ensure that no conflicts of interest exist between the individual defendants' own interests and their fiduciary obligation to maximize shareholder value or, if such conflicts of interest exist, ensure that such conflicts of interest are resolved in the best interests of the Company's public shareholders; and (ii) unspecified monetary damages, including a reasonable allowance for attorneys' and experts' fees. The defendants believe that the lawsuit is without merit and intend to defend themselves vigorously.

Other Legal Proceedings

      A grand jury subpoena was issued by the United States Attorney for the District of New Jersey calling for the production of documents focusing primarily on the business conducted in Argentina by Handy & Harman's former refining division prior to the sale of that division in 1996. Counsel to the Company has produced documents to the U.S. Attorney's Office and intends to produce additional documents to the government in the future. The Company has advised the U.S. Attorney that it intends to cooperate fully in this investigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None during the fourth quarter of the year ended December 31, 1997.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      The information for this Item is incorporated by reference to the section entitled "Stock Trading and Dividends" on page 24 of this Annual Report on Form 10-K and to Note 6 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

      The information for this Item is incorporated by reference to the section entitled "Five Year Selected Financial Data" on page 25 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information for this Item is incorporated by reference to the section entitled "Management's Discussion and Analysis" on pages 26 through 28 of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information for this Item is incorporated by reference to the Consolidated Financial Statements contained on pages 29 through 32 of this Annual Report on Form 10-K and by reference to the Summary of Significant Accounting Policies contained on pages 33 and 34 of this Annual Report on Form 10-K and the Notes to Consolidated Financial Statements commencing on page 34 of this Annual Report on Form 10-K and by reference to the Independent Auditors' Report set forth on page 41 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not Applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      Certain information concerning the current directors and executive officers of the Company as of March 26, 1998 is set forth below:

                                                                                                          Director or
Name of Director or Executive Officer     Age    Position with the Company                              Officer Since
=====================================================================================================================
Richard N. Daniel(1)......................62     Chairman of the Board, Chief Executive Officer and Director     1974
Frank E. Grzelecki(1).................... 60     Vice Chairman of the Board and Director                         1988
Robert D. LeBlanc........................ 48     President, Chief Operating Officer and Director                 1996
Clarence A. Abramson(3).................. 65     Director                                                        1991
Robert E. Cornelia (1),(3)............... 65     Director                                                        1991
Gerald G. Garbacz (2).................... 61     Director                                                        1988
Gouverneur M. Nichols(1),(2)............. 79     Director                                                        1973
Hercules P. Sotos(1),(3)................. 64     Director                                                        1993
Elliot J. Sussman(2)..................... 46     Director                                                        1995
Roger E. Tetrault(2),(3)................. 56     Director                                                        1996
Robert F. Burlinson...................... 58     Vice President and Treasurer                                    1996
Paul E. Dixon............................ 53     Senior Vice President, General Counsel and Secretary            1992
Dennis C. Kelly.......................... 46     Controller                                                      1993
Robert M. Thompson....................... 65     Vice President                                                  1984
Dennis R. Kuhns.......................... 39     Corporate Vice President                                        1997
---------------------------------------------------------------------------------------------------------------------

(1)   Member of the Executive Committee.
(2)   Member of the Audit Committee.
(3)   Member of the Compensation Committee.

      Richard N. Daniel has been a director of the Company since 1974 and Chairman of the Board and Chief Executive Officer of the Company since May 1992. Previously, Mr. Daniel was Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Daniel is also a director of the Treasurer's Fund, Inc.

      Frank E. Grzelecki has been a director of the Company since 1988 and Vice Chairman of the Board since 1997. Previously, Mr. Grzelecki was President and Chief Operating Officer of the Company from 1992 to 1997 and prior thereto, Vice Chairman of the Board of the Company from 1989 to 1992. Mr. Grzelecki is also a director of Chartwell Re Corporation, Barnes Group Inc., The Morgan Group, Inc. and Spinnaker Industries, Inc.

      Robert D. LeBlanc has been a director of the Company since 1997 and President and Chief Operating Officer of the Company since 1997. Mr. LeBlanc was Executive Vice President of the Company from 1996 to 1997. Prior to 1996, Mr. LeBlanc was Executive Vice President of Elf Atochem North America, Inc.

      Clarence A. Abramson has been a director of the Company since 1991. Mr. Abramson has been a healthcare industry consultant since January 1994 and is President of Healthcare Ventures International, Inc., where he also serves as a director. Mr. Abramson is also a director of PolyPharm Corp., Acorda Therapeutics, Inc. and Gulfstream Pharmaceuticals, LLC. Previously, Mr. Abramson was Vice President and Secretary of Merck & Co., Inc. (a major pharmaceutical company) from 1990 to 1993.

      Robert E. Cornelia has been a director of the Company since 1991 and has been a management consultant for over five years.

      Gerald G. Garbacz has been a director of the Company since 1988. Mr. Garbacz has been President and Chief Executive Officer of Nashua Corporation since January 1996, the Chairman of Nashua Corporation since June 1996 and the Chairman of Cerion Technologies since May 1996. Previously, Mr. Garbacz was Chairman, Chief Executive Officer and a director of Baker & Taylor, Inc. (a distributor of books, video and other media materials) from March 1992 to July 1994 and Executive Vice President of W. R. Grace & Co. (a multinational company) since prior to March 1992.

      Gouverneur M. Nichols has been a director of the Company since 1973 and has been a business consultant for over five years.

      Hercules P. Sotos has been a director of the Company since 1993. Prior to his retirement in 1995, Mr. Sotos was President of International Playtex Inc. and Vice Chairman and a director of Playtex Products, Inc. (a manufacturer of health and beauty aid products) since prior to January 1991. Mr. Sotos is also a director of PNC Bank, New England.

      Elliot J. Sussman has been a director of the Company since 1995. Dr. Sussman has been President and Chief Executive Officer and a director of Lehigh Valley Health Network, Inc. and Lehigh Valley Hospital, Inc. since 1993 and has been a Professor of Medicine at Pennsylvania State University since 1994. Previously, Dr. Sussman was Associate Dean and Professor of Medicine at University of Chicago since prior to January 1991. Dr. Sussman is also the Chairman of the Board and President of PennHEALTH, Inc. d.b.a. PennCARE.

      Roger E. Tetrault has been a director of the Company since 1996. Mr. Tetrault has been Vice Chairman and Chief Executive Officer of McDermott International, Inc. and J. Ray McDermott, S.A. since March 1997. Previously, Mr. Tetrault was President of General Dynamics Land Systems, Inc. from 1993 to 1997 and President of the Electric Boat Division of General Dynamics Corporation from 1991 to 1993.

      Robert F. Burlinson has been Vice President of the Company since 1996 and Vice President and Treasurer of the Company since 1997. Previously, Mr. Burlinson was Senior Vice President, Chief Financial Officer and Treasurer of The National Guardian Corporation from 1986 to 1995 and a director from 1991 to 1995.

      Paul E. Dixon has been Senior Vice President, General Counsel and Secretary of the Company since 1997. Previously, Mr. Dixon was Vice President, General Counsel and Secretary of the Company from 1993 to 1997, Vice President and General Counsel of the Company from 1992 to 1993 and Senior Vice President and General Counsel of The Warnaco Group, Inc. since prior to 1990.

      Dennis C. Kelly has been Controller of the Company since 1993. Previously, Mr. Kelly was Assistant Controller of the Company from 1989 to 1993.

      Robert M. Thompson has been Vice President of the Company since 1994. Previously, Mr. Thompson was Group Vice President of the Company from 1984 to 1994.

      Dennis R. Kuhns has been Corporate Vice President since 1997. Previously, Mr. Kuhns was President of the Specialty Wire Group of Maryland Specialty Wire, a wholly owned subsidiary of the Company, since 1996.

Family Relationships

      There are no family relationships between any of the directors or executive officers of the Company. The regular term of office for all directors and executive officers is one year. There are no arrangements or understandings between any director or executive officer and any other person pursuant to which such director or officer was elected to be a director or officer.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the issued and outstanding shares of the Company's common stock (the "Shares"), to file with the Securities and Exchange Commission (the "Commission") and the New York Stock Exchange initial reports of ownership and reports of changes in beneficial ownership of common stock and other equity securities of the Company, officers, directors and greater than 10% shareholders are required by regulations of the Commission to furnish the Company with copies of all Section 16(a) forms they file.

      To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to the officers, directors and greater than 10% beneficial owners were complied with during 1997, other than Dr. Elliot Sussman, who inadvertently filed a late Form 4 on February 3, 1998.

ITEM 11. EXECUTIVE COMPENSATION

      The Company's executive compensation program is administered by the Compensation Committee, which is comprised of four independent, non-employee directors of the Company. The Compensation Committee is empowered by the Board to review the salaries paid to the Company's officers each year and recommend to the Board any adjustments that it deems appropriate. It also reviews the nature and scope of the services rendered each year by the participants in the Handy & Harman Management Incentive Plan and the corresponding benefits derived by the Company from such services. Then, based on the review of management recommendations, the Compensation Committee awards bonuses to the participants in accordance with the Handy & Harman Management Incentive Plan. The Committee also reviews and recommends to the Board the granting and awarding of restricted stock under the Company's 1988 Long-Term Incentive Plan and the granting of stock options and Stock Appreciation Rights (SARs) under the Company's 1995 Omnibus Stock Incentive Plan.

                           Summary Compensation Table

      The following table provides information on the compensation provided by the Company to the Company's Chief Executive Officer and the next four most highly paid executive officers:

                                           Annual Compensation                Long-Term Compensation
                                          ---------------------    -----------------------------------------------
                                                                    Restricted      Options         All Other
Name & Position                    Year    Salary ($)  Bonus ($)   Stock Awards ($) Shares (#)   Compensation (1) ($)
=====================================================================================================================
R. N. Daniel.......................1997     470,000     322,000            --       160,000           8,660
  Chairman and CEO                 1996     470,000     170,000       208,069        50,000           7,834
                                   1995     423,862     215,000            --        30,000           6,186
F. E. Grzelecki....................1997     422,862     295,000            --       150,000           6,795
  Vice Chairman                    1996     410,000     150,000       178,956        40,000           6,186
                                   1995     363,860     190,000            --        25,000           5,008
P. E. Dixon........................1997     195,700     142,000            --        25,000           3,446
  Senior Vice President,           1996     179,000      70,000        57,369        15,000           3,195
  General Counsel & Secretary      1995     164,346      80,000            --        15,000           1,995
R. D. LeBlanc......................1997     300,000     198,000            --        40,000         109,690 (2)
  President and COO                1996      34,617          --            --        50,000          70,000 (2)
                                   1995          --          --            --            --              --
R. F. Burlinson....................1997     165,000      84,000            --        10,000           4,560
  Vice President and Treasurer     1996      41,250          --            --        15,000          10,000 (3)
                                   1995          --          --            --            --              --
------------------------------------------------------------------------------------------------------------------

(1) Company matching contributions under the 401(k) Savings Plan for Messrs. Daniel, Grzelecki, Dixon, LeBlanc and Burlinson: (A) for 1997 were $2,400, $2,400, $2,400, $2,400 and $2,400; (B) for 1996 were $2,250, $2,250,
      $2,250, $0 and $0; and (C) for 1995 were $2,250, $2,250, $1,282, $0 and
      $0, respectively. The Company maintains a supplemental life insurance program for its officers providing a variable, appreciable life insurance policy on each participant in an amount equal to four times annual base salary up to retirement and two times such annual base salary after retirement. The program was funded by the Company's purchasing individual insurance policies on the life of each officer. The costs of this program for Messrs. Daniel, Grzelecki, Dixon, LeBlanc and Burlinson: (A) for 1997 were $6,260, $4,395, $1,046, $1,200 and $2,160; (B) for 1996 were $5,584,
      $3,936, $945, $0 and $0, respectively; and (C) for 1995 were $3,936,
      $2,758, $713, $0 and $0, respectively.

(2) In connection with his employment with the Company, Mr. LeBlanc received $91,090 for relocation in 1997 and a signing bonus which was received in the amounts of $15,000 in 1997 and $70,000 in 1996. Mr. LeBlanc joined the Company in November 1996.

(3) In connection with his employment with the Company, Mr. Burlinson received a signing bonus of $10,000. Mr. Burlinson joined the Company in September 1996.

                                  Base Salaries

      The base salary of each officer was increased based on the recommendations of the Compensation Committee and an outside independent report. These increases reflected input submitted by the Company's Chief Executive Officer and the Compensation Committee's assessment of the individual performance contributions of each officer over the past year. The base salary of each officer is determined by the Compensation Committee annually. While the Committee uses the benchmarks as a reference point, a particular officer's base salary may vary depending upon his salary history, experience, performance and salary guidelines imposed by the budget.

                        Annual Incentive Awards for 1997

      The Company maintains the Handy & Harman Management Incentive Plan (the "Bonus Plan"), which is an annual incentive program that rewards selected officers and other key employees each year based on their contributions to the profits of the Company. Prior to the start of each Bonus Plan year, the Chief Executive Officer recommends those officers designated as participants for the upcoming year. Final selection of each participant rests with the Compensation Committee. For the 1997 fiscal year, all officers were selected for participation in the Bonus Plan.

      The available incentive pool for officers and selected corporate management participants is determined by a formula that represents 7 1/2% of consolidated pre-tax earnings in excess of 15% of shareholders' equity. An individual participant's award may not exceed 100% of the participant's salary in the fiscal year for which the incentive award was earned. If the excess earnings criterion is not met, at the sole discretion of the Compensation Committee, based upon the recommendation of the Chief Executive Officer, an amount may be provided for awards to participants to recognize overall effort of achieving objectives which enhance the Company's long-term growth potential. However, any discretionary award may not increase an employee's total incentive award under this provision to an amount in excess of 25% of the participant's base salary.

      For the 1997 fiscal year, corporate pre-tax earnings were in excess of the minimum shareholders' equity requirement and incentive awards to officers ranged from 20% to 69% of base salary.

                                  Stock Options

                Handy & Harman 1995 Omnibus Stock Incentive Plan
        (Successor to the Handy & Harman Long-Term Incentive Stock Option
                              Plan Adopted in 1991)

      The Handy & Harman 1995 Omnibus Stock Incentive Plan (the "Option Plan") is intended to promote the interests of the Company and its shareholders by providing officers and other employees of the Company (including directors who are also employees of the Company) with appropriate incentives and rewards to encourage them to enter into and continue in the employ of the Company and to acquire a proprietary interest in the long-term success of the Company.

      After incorporating remaining "shares available for options" from the predecessor plan (i.e., the Company's 1991 Long-Term Incentive Stock Option
Plan), the combined number of Shares subject to award under this Option Plan adopted at the 1995 Annual Meeting of Shareholders shall not exceed 1,000,000 Shares. The Compensation Committee of the Board of Directors may grant options, stock appreciation rights (tandem or stand alone), shares of restricted or phantom stock and stock bonuses, in such amounts and with such terms and conditions as the Compensation Committee shall determine, subject to the provisions of the Option Plan. Through 1997 only options have been awarded under the successor and predecessor plans. Certain shares under option with a term of 3 years become exercisable based on the Company's stock attaining specific trading prices. The remaining shares under option with terms of 7 years and 10 years become exercisable cumulatively at the rate of 50% and 25% per year (20% for predecessor plan awarded options), respectively. Successor and predecessor plan transactions are as follows:

                                                                Shares Under Option
                                   Shares Available         ---------------------------    Weighted Average
                                         for Option         Shares       Range of Price      Exercise Price
===========================================================================================================
Balance, January 1, 1995                    253,200        716,000       $ 9.625-16.625            $  13.74
Increase in Shares subject to award         746,800           --                     --                  --
Options granted                            (162,000)       162,000        15.125-15.438               15.13
Options exercised                                --        (22,800)        9.625-12.937               12.25
Options expired                              28,200        (28,200)       11.313-16.625               13.67
-----------------------------------------------------------------------------------------------------------

Balance, December 31, 1995                  866,200        827,000       $ 9.625-16.625            $  14.06
Options granted                            (260,000)       260,000        17.75-18.625                17.92
Options exercised                                --        (78,500)        9.625-16.625               12.80
Options expired                              48,800        (48,800)       12.625-16.625               13.20
-----------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                  655,000        959,700       $ 9.625-18.625            $  15.25
Options granted                            (581,200)       581,200        16.565-22.719               21.77
Options exercised                                --       (112,750)        9.625-17.75                13.24
Options expired                              45,050        (45,050)       12.063-17.75                15.16
-----------------------------------------------------------------------------------------------------------

Balance, December 31, 1997                  118,850      1,383,100       $12.563-22.719            $ 18.157
-----------------------------------------------------------------------------------------------------------

      During 1997, options to purchase 581,200 Shares were awarded. As of December 31, 1997, options to purchase 1,383,100 Shares were outstanding and no SARs had been issued. The exercise price of each option cannot be less than 100% of the fair market value of a Share at the time the option is granted.

      The predecessor plan, which covered a maximum of 1,000,000 Shares, was approved at the 1991 Annual Meeting of Shareholders. Such plan permitted the grant of non-qualified stock options and SARs. Outstanding Shares under option for this plan were incorporated into the Option Plan, as stated above.

      During 1997, options were granted to the executive officers named below. SARs may be granted under the Option Plan, but no such rights are outstanding. Set forth below is information concerning stock option grants to any named executive officer who was granted a stock option during 1997:

                            Stock Option Grants 1997

                                         Individual Grants
                 ----------------------------------------------------------------------              Potential Realizable Value at
                                           % of Total                                          Assumed Annual Rates of Stock Price
                    # of Securities   Options Granted                                         Appreciation for Option Term (1) ($)
                 Underlying Option/   to Employees in       Exercise or      Expiration      -------------------------------------
                       SARs Granted       Fiscal Year    Base Price ($)            Date                 5%                   10%
==================================================================================================================================
R. N. Daniel                100,000                17          22.71875        09/25/00                 --               188,000
                             60,000                10          22.71875        09/25/04            555,000             1,293,000
F. E. Grzelecki             100,000                17          22.71875        09/25/00                 --               188,000
                             50,000                 9          22.71875        09/25/04            462,500             1,077,500
P. E. Dixon                  25,000                 4          22.71875        09/25/04            231,250               538,750
R. D. LeBlanc                40,000                 7          22.71875        09/25/04            370,000               862,000
R. F. Burlinson              10,000                 2          22.71875        09/25/04             92,500               215,500
----------------------------------------------------------------------------------------------------------------------------------

(1) The dollar amounts under these columns are the result of calculations at the 5% and 10% rates set by the Commission and, therefore, are not intended to forecast possible future appreciation, if any, of the Company's stock price. No gain to the optionee is possible without an increase in stock price which will benefit all shareholders commensurately. The exercise price of the options granted is equal to the market value of the Shares on the date of the grant. Options with expiration date of 9/25/00 become exercisable based on the Company's stock attaining specified trading prices. Options with an expiration date of 9/25/04 become exercisable at the cumulative rate of 50% per year on each of the first anniversary dates.

             Aggregated Option/SAR Exercises in Last Fiscal Year and
                         for Year-end Option/SAR Values

  The following table provides information with respect to options exercised by any named executive officer during 1997. In addition, this table provides the number and information with respect to unexercised options to purchase Shares as of December 31, 1997:

                                                                       Value of Unexercised
                                               Number of Unexercised           In-The-Money (2)
                                                        Options/SARs (1)       Options/SARs
                                                     At Year-End (#)        At Year-End ($)
             Shares Acquired              Value         Exercisable/           Exercisable/
 Name         on Exercise (#)      Realized ($)        Unexercisable          Unexercisable
===============================================================================================
R. N. Daniel              --                 --      197,500/205,000    3,747,000/2,850,000
F. E. Grzelecki       19,000            172,322      166,500/182,000    3,107,000/2,501,000
P. E. Dixon            7,750             44,345        12,500/47,750        233,000/707,000
R. D. LeBlanc             --                 --        12,500/77,500      198,500/1,066,500
R. F. Burlinson           --                 --         3,750/21,250         62,800/306,300
-------------------------------------------------------------------------------------------

(1)   No stock appreciation rights are outstanding.

(2) The value of the unexercised in-the-money options is calculated by multiplying the number of underlying Shares by the difference between the closing price of the Shares on the New York Stock Exchange at December 31, 1997 ($34.50) and the exercise price for these Shares. These values have not been realized.

                            Long-Term Incentive Plan

      The Company's 1988 Long-Term Incentive Plan (the "LTIP") is a performance-based restricted stock plan where every other year key executives earn the right to receive Shares based on achievement of pre-established financial and individual performance goals. LTIP participants are selected by the Compensation Committee and include the Chief Executive Officer and the next four highest paid officers. No shares of restricted stock were awarded in 1997.

      The LTIP establishes overlapping cycles with each cycle encompassing five fiscal years. Shares of restricted stock are awarded based on the results attained on the selected performance measures over the first three years of a cycle (the "Performance Period"). The subsequent two-year time frame represents the period when restrictions lapse and the stock is earned (the "Earn-out Period"). Shares are earned-out at the rate of 50% per year. Awards are generally made in the year immediately following the third year of each Performance Period. During the Earn-out Period, the Shares are held by the Company in escrow for the executive. The executive receives dividends on the restricted stock during the two-year Earn-out Period.

      The number of restricted Shares granted for each cycle is determined by a formula that considers the executive's base salary, the market value of the Shares and the executive's duties and responsibilities. The grant guidelines were developed by an independent compensation consultant hired by the Company.

      Long-term objectives are established under the LTIP which reflect both quantitative and qualitative measures. Results achieved on the quantitative component determine 70% of the restricted Share award and results achieved on the qualitative component determine 30% of the award.

      The quantitative measures include the following:
            --Average Annual Return on Shareholders' Equity
            --Average Annual Operating Income

      Qualitative performance measures include specific goals developed under several categories. Each goal is also weighted according to its relative importance to the executive's position.

      At the end of each three year cycle, the Compensation Committee determines the number of Shares to be awarded to each executive based upon the actual performance compared to the objectives.

      Based on the four cycles completed under the LTIP covering the ten year period from 1987 through 1997, a total of 135,775 Shares have been awarded, net of forfeitures as of December 31, 1997. The number of key management participants in each cycle has been between 20 and 35.

      At the December 30, 1997 meeting of the Compensation Committee, the Compensation Committee determined that the expiration of the Earn-out Period on those shares of restricted stock granted under the LTIP which would otherwise expire on January 2, 1998 be accelerated effective as of December 30, 1997. Consequently, the following individuals received, in 1997, awards of the following number of Shares, with a total compensation value in the following amounts: Mr. Daniel, 6,075 Shares ($209,208); Mr. Grzelecki, 5,225 Shares ($179,936); Mr. Dixon, 1,675 Shares ($57,683); and Mr. Kelly, 725 Shares
($24,967). A portion of the Shares were converted to cash and withheld for income tax purposes. As a result, the net Shares actually received was as follows: Mr. Daniel, 3,135 Shares; Mr. Grzelecki, 2,696 Shares; Mr. Dixon,
864 Shares; and Mr. Kelly, 725 Shares.

                                    Pensions

      The Company maintains the Handy & Harman Pension Plan, a defined benefit pension plan, which provides benefits generally to most salaried employees. The annual benefit for each participant that retires at normal retirement age (age
65) with at least 25 years of service is equal to 50% of career average pay minus $1,125. A proportionately reduced benefit is provided for retirement at age 65 with less than 25 years of service. The formula is applied to earnings averaged over the period from January 1, 1998 to retirement, with a minimum of five years of earnings included in the average. This definition of average earnings was amended in 1997. Prior to the amendment, the benefit was based on the earnings averaged over the period from January 1, 1993 to retirement, with a minimum of five years of earnings included in the average. Plan benefits accrued prior to October 31, 1992 are subject to annual cost of living adjustments up to a maximum of 4% per year.

      Career average pay under the Handy & Harman Pension Plan only includes salary and excludes bonuses or other incentive compensation. The Company maintains the Supplemental Executive Retirement Plan (the "SERP") to provide corporate officers the amount of reduction in their formula pension benefits under the Handy & Harman Pension Plan on account of the limitation on pay under
Section 401(a)(17) of the Internal Revenue Code (which for 1998 is $160,000), and the limitation on benefits under Section 415 of the Internal Revenue Code of 1986, as amended (the "Code") (which for 1998 is $130,000). The SERP also applies the Handy & Harman Pension Plan formula to the Career Average Pay (as defined in the SERP) after including 25% of the amounts received under the Company's Bonus Plan for services in 1995 and subsequently (50% for services prior to 1995). Amounts received under the SERP are not subject to cost of living increases.

  The following table shows the projected annual retirement benefits, payable on the basis of ten years of certain payments and thereafter for life, to each of the individuals listed in the "Summary Compensation Table" above at age 65 assuming continuation of employment to age 65. The amounts shown under the Salary column below reflect the current rate of salary as plan compensation for Messrs. Daniel, Grzelecki, Dixon, LeBlanc and Burlinson of $470,000, $430,000, $205,000, $300,000 and $165,000, respectively, and include the benefits payable under both the Handy & Harman Pension Plan and the SERP. The amount of benefits shown under the Bonus column below would be payable under the SERP and assumes continuation of the amount of bonus for 1997 shown in the "Summary Compensation Table" above.

                                              Service at        Annual Retirement Benefits from:
                   Normal Retirement              Normal    ------------------------------------
Name                            Date     Retirement Date      Salary         Bonus         Total
================================================================================================
R. N. Daniel       October 1, 2000       29 yrs.            $233,875       $33,780      $267,655
F. E. Grzelecki    July 1, 2002          13 yrs.             111,215        19,188       130,403
P. E. Dixon        September 1, 2009     16 yrs. 10 mos.      68,256        11,951        80,207
R. D. LeBlanc      July 1, 2014          17 yrs. 8 mos.      105,210        17,491       122,701
R. F. Burlinson    December 1, 2004      8 yrs. 3 mos.        26,854         3,465        30,319
------------------------------------------------------------------------------------------------

      In 1992, the Company adopted a supplemental executive plan (the "Supplemental Plan") to provide the Company a further means to retain and encourage the productive efforts of Mr. Grzelecki. The Supplemental Plan provides for the accrual and immediate vesting of a monthly pension of $6,000 per month for Mr. Grzelecki, to be paid for life commencing on the later of July 1, 1997 and Mr. Grzelecki's departure from the Company. The pension provides for benefits on the basis of a ten year certain payment and for life thereafter. The Company and Mr. Grzelecki have agreed to convert the term of the payment pursuant to the Supplemental Plan from the longer of his life or ten years to the longer of his life or the life of his spouse, at an actuarially equivalent monthly amount. By action of the Compensation Committee, the Company has waived the requirement that Mr. Grzelecki depart the Company and authorized payments to begin effective March 1, 1998. The Company has purchased annuity policies to provide a source of funds to satisfy the Company's obligation to pay Mr. Grzelecki, although the Company continues to be responsible for payments under the Supplemental Plan.

                            Compensation of Directors

      Each director of the Company, other than each officer who was also a director, was compensated quarterly for all services as a director including regular Board attendance at the rate of $23,400 per annum. Effective from December 18, 1997, directors are also compensated $1,000 for each special meeting of the Board attended in person and $500 for each special meeting attended by telephone. Also, $1,000 is paid for each committee meeting attended in person and $500 for each committee meeting attended by telephone if the meeting is held on a date separate from a Board meeting.

      The Company carries insurance providing indemnification, under certain circumstances, to all the directors and officers of the Company for claims against them by reason of, among other things, any act or failure to act in their capacities as directors or officers. No sums have been paid to any past or present director or officer of the Company under this or any prior indemnification insurance policy.

      The Handy & Harman Outside Director Stock Option Plan (the "Directors' Plan"), which was approved by the Company's shareholders in 1990, provides for the granting of options to each non-employee member of the Board. The purpose of the Directors' Plan is to foster and promote the long-term financial success of the Company and materially increase shareholder value by enabling the Company to attract and retain the services as directors of outstanding individuals whose judgment, interest and special effort are essential to the successful conduct of the Company's business and affairs.

      The Directors' Plan provides for the granting of options to directors of the Company (who are not employees of the Company) to acquire an aggregate of 100,000 Shares. The Directors' Plan provides that annual grants of options are to be made on the first business day of each year to purchase an amount of Shares determined by dividing 50% of the annual retainer fee of each outside director by the fair market value of a Share on the date of grant. The options are exercisable for ten years after the date of grant. The exercise price is $1.00 per Share and upon exercise, payment must be made in full in cash or cash equivalents. No options may be granted after September 28, 1999.

             Employment Contracts and Termination of Employment and
                          Change in Control Agreements

      In 1989, the Company entered into an agreement with Mr. Daniel (the "Daniel Agreement") which replaced a prior agreement with Mr. Daniel. The Daniel Agreement provides for a three-year period of employment commencing on May 1, 1989, which was extended May 1 of each year from 1992 to 1996 for an additional three-year term. In May 1997, the Daniel Agreement was further extended for a term ending on April 30, 2000. If not further extended, the Daniel Agreement will terminate at the end of its current term. Effective October 1, 1995, the Board set Mr. Daniel's base salary at $470,000 per annum, which amount may be increased at the discretion of the Board. Mr. Daniel is also entitled to participate in the Company's benefit plans, including the Bonus Plan and the Option Plan. Prior to a recent amendment to the Daniel Agreement discussed below, the Daniel Agreement provided that if the Company terminates the Daniel Agreement other than for Cause (as defined therein) or Mr. Daniel terminates it for Good Reason (as defined therein), the Company is obligated to pay Mr. Daniel a lump sum amount equal to the sum of (i) the base salary he would receive to the end of the then current employment period and (ii) an amount equal to the Bonus Plan payments he received with respect to the most recent calendar year, multiplied by the remaining years of the employment period or portions thereof. Under the Daniel Agreement, he also becomes entitled to additional pension benefits under the Company's pension plans (the "Pension Plan") and to receive title to a Company car. In addition, the Daniel Agreement provides that if any payments under the Daniel Agreement or any other payments or benefits received or to be received by Mr. Daniel would be subject to the excise tax imposed by
Section 280G and Section 4999 of the Code, the Company will reimburse Mr. Daniel for any such excise tax (and any income and excise tax due with respect to such reimbursement). The Company has also agreed to an amendment to the Daniel Agreement providing that, when his employment by the Company ends for whatever reason (other than for Cause), he and his wife would be entitled to medical benefits during their lives without cost to them in the same manner as then currently provided for active senior officers of the Company. On January 26, 1998, the Company amended the Daniel Agreement to provide that in the event that Mr. Daniel's employment is terminated by the Company (other than for Cause) or by Mr. Daniel for Good Reason, then the employment term shall continue through the third anniversary of the date of termination of Mr. Daniel's employment. On February 26, 1998, the Company restated the January 26th amendment to the Daniel Agreement to provide that any dispute or controversy between the Company and Mr. Daniel will be settled by arbitration, and that the Company will pay any fees incurred by Mr. Daniel in good faith in connection with such arbitration.

      The Company entered into an agreement with Frank E. Grzelecki as of July 1, 1989 (the "1989 Agreement") providing for the employment of Mr. Grzelecki. The 1989 Agreement provides that Mr. Grzelecki is entitled to an annual base salary, currently set at $430,000, as well as participation in the Bonus Plan, the Pension Plan and the other employee benefit and insurance plans of the Company. The 1989 Agreement also provides that if, after a Change in Control of the Company (as defined in the 1989 Agreement), Mr. Grzelecki's position, duties, responsibilities, status with the Company, base salary, employee benefits or location are changed in a manner materially adverse to his interest, then he may designate such change as an event which "triggers" a three-year period of guaranteed employment by the Company. If the Company terminates
Mr. Grzelecki without cause within such three-year period, or if Mr. Grzelecki elects to terminate his employment for any reason, the Company is obligated to pay Mr. Grzelecki a lump sum amount equal to the sum of (i) the base salary he would receive to the end of the employment period and (ii) an amount equal to the bonus payment he received for the last calendar year, multiplied by the number of years (or portions thereof) remaining in the employment period. Mr. Grzelecki also becomes entitled to additional pension benefits under the Pension Plan. The Company entered into an amendment to the 1989 Agreement, dated as of July 1, 1989, to: (i) conform the definition of "change in control" to the broader definition contained in the Company's employee benefit plans; and (ii) provide that the Company would reimburse Mr. Grzelecki for any excise tax (and any income and excise tax due with respect to such reimbursement) imposed on payments made to Mr. Grzelecki in connection with a "Change in Control" of the Company pursuant to Section 280G and Section 4999 of the Code.

      In November 1995, the Company entered into a new amended and restated agreement with Mr. Grzelecki (the "1995 Agreement") which replaced a 1994 agreement with Mr. Grzelecki but did not supersede or replace the 1989 Agreement. The 1995 Agreement provides that, when his employment by the Company ends, he will be entitled to severance rights of one year's salary as well as:
(i) medical benefits for him and his wife during their lives without cost to them in the same manner as then currently provided for active senior officers of the Company, (ii) certain adjustments of the exercise periods of outstanding stock options and (iii) subject to limitations, office space and secretarial services for a four-year period. On January 26, 1998, the Company entered into a Confirmation Agreement with Mr. Grzelecki which confirmed that both the 1989 Agreement and amendment thereto and the 1995 Agreement remained in effect and that if Mr. Grzelecki's employment terminated under circumstances entitling him to a severance payment following a Change in Control under the 1989 Agreement and amendment thereto, he would not also be entitled to a severance payment equal to one year's salary under the 1995 Agreement (although he would remain entitled to the other benefits provided by the 1995 Agreement). On February 26, 1998, the Company restated the Confirmation Agreement to provide that any dispute or controversy between the Company and Mr. Grzelecki will be settled by arbitration, and that the Company will pay any fees incurred by Mr. Grzelecki in good faith in connection with such arbitration.

      In 1996, the Company entered into an employment agreement with Robert D. LeBlanc, President of the Company (the "LeBlanc Agreement"), which provided for a 30-month period of employment commencing on November 11, 1996 as Executive Vice President of the Company (Mr. LeBlanc was appointed President of the Company in July 1997). Mr. LeBlanc received a signing bonus of $85,000 and receives a salary under the contract of $300,000 per annum, which amount may be increased at the discretion of the Board. Mr. LeBlanc is entitled to participate in the Bonus Plan, the LTIP and the Option Plan, as well as in the SERP, the Executive Post-Retirement Life Insurance Program (the "Life Insurance Program") and all of the Company's employee benefit plans. If the Company should terminate the LeBlanc Agreement other than for Cause or Disability (each as defined therein) or death, the Company will continue to pay Mr. LeBlanc's salary for the longer of twelve months and the remaining life of the agreement. Mr. LeBlanc will also continue to participate in the SERP, the Life Insurance Program and in all other employee benefit plans of the Company for the remainder of the employment period. If Mr. LeBlanc were to receive payments under the LeBlanc Agreement, he would not be entitled to receive any payments under the Supplemental Agreement (as hereinafter defined).

      In May 1997, the Company entered into an additional agreement (the "Supplemental Agreement") with Mr. LeBlanc, providing that if at any time within two years following a Change in Control of the Company (as defined in the Supplemental Agreement) the Company terminates Mr. LeBlanc's employment (other than for Disability or Cause, as such terms are defined in the Supplemental Agreement), or if Mr. LeBlanc terminates his employment for Good Reason (as defined in the Supplemental Agreement), Mr. LeBlanc will be entitled to receive a lump sum cash payment equal to one year's base salary, and to receive, for twelve months following his termination of employment, life, medical and dental insurance benefits substantially similar to those which he was receiving immediately prior to the notice of termination given with respect to such termination. The Supplemental Agreement also provides that if any payment made to Mr. LeBlanc under the Supplemental Agreement is subject to the excise tax provisions of Section 280G or Section 4999 of the Code, the Company will reduce such payment to the extent necessary to avoid such payment being subject to such excise tax. On February 26, 1998, the Company amended the Supplemental Agreement to provide that any dispute or controversy between the Company and Mr. LeBlanc will be settled by arbitration, and that the Company will pay any fees incurred by Mr. LeBlanc in good faith in connection with such arbitration.

      In May 1997, the Company also entered into certain agreements (the "Change in Control Agreements"), with each of Paul E. Dixon, Senior Vice President, General Counsel and Secretary of the Company, Robert F. Burlinson, Vice President and Treasurer of the Company and Dennis C. Kelly, Controller of the Company, and in February 1998, entered into a Change in Control Agreement with Dennis R. Kuhns, Corporate Vice President (each, an "Executive"), providing that if, any time within two years following a Change in Control of the Company (as defined in the Change in Control Agreements), the Company terminates the Executive's employment (other than for Disability or Cause, as such terms are defined in the Change in Control Agreements) or if the Executive terminates his employment for Good Reason (as defined in the Change in Control Agreements), the Executive will be entitled to receive a lump sum cash payment equal to one year's base salary, and to receive, for twelve months following the Executive's termination of employment, life, medical and dental insurance benefits substantially similar to those which the Executive was receiving immediately prior to the notice of termination given with respect to such termination. Each Change in Control Agreement also provides that if any payment made to the Executive under the Executive's Change in Control Agreement is subject to the excise tax provisions of Section 280G and Section 4999 of the Code, the Company will reduce such payment to the extent necessary to avoid such payment being subject to such excise tax. On February 26, 1998, the Company amended and restated each Change in Control Agreement to conform the definition of "Change in Control" to the broader definition contained in the Company's employee benefits plans and to provide that any dispute or controversy between the Company and an Executive will be settled by arbitration (and that the Company will pay any fees incurred by such Executive in good faith in connection with such arbitration). At the February 26, 1998 meeting of the Compensation Committee of the Board of Directors, the Compensation Committee resolved to amend Mr. Dixon's Change in Control Agreement to provide for a bonus equal to $250,000 to be paid to Mr. Dixon within three business days following a Change in Control (as defined in Mr. Dixon's Change in Control Agreement).

      In 1986, the Company entered into an agreement with Robert M. Thompson (the "Thompson Agreement"), providing for the employment of Mr. Thompson at an annual base salary, currently set at $175,000, as well as participation in the Bonus Plan, the Pension Plan and the other employee benefit and insurance plans of the Company. The Thompson Agreement also provides that if, after a Change in Control of the Company (as defined in the Thompson Agreement), Mr. Thompson's position, duties, responsibilities, status with the Company, base salary, employee benefits or location are changed in a manner materially adverse to Mr. Thompson's interest, then he may designate such change as an event which "triggers" a three-year period of guaranteed employment by the Company. If the Company terminates Mr. Thompson without cause within such three-year period, or if Mr. Thompson elects to terminate his employment for any reason, the Company is obligated to pay Mr. Thompson a lump sum amount equal to the sum of (i) the base salary he would receive to the end of the employment period and (ii) an amount equal to the bonus payment he received for the last calendar year, multiplied by the number of years (or portions thereof) remaining in the employment period. Mr. Thompson also becomes entitled to continued participation in the Company's medical and accident insurance programs for the three years after the change in control as well as additional pension benefits under the Pension Plan. In December 1988, the Board authorized amendments to the Thompson Agreement to (i) conform the definition of "change in control" to the broader definition contained in the Company's employee benefit plans; and (ii) provide that the Company reimburse Mr. Thompson for any excise tax (and any income and excise tax due with respect to such reimbursement) imposed on payments made to him in connection with a change in control of the Company pursuant to Section 280G and Section 4999 of the Code. On February 26, 1998, the Company amended the Thompson Agreement to provide that any dispute or controversy between the Company and Mr. Thompson will be settled by arbitration, and that the Company will pay any fees incurred by Mr. Thompson in good faith in connection with such arbitration.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of March 26, 1998 (except as noted below), certain information as to those persons who were beneficial owners of more than 5% of the 12,143,292 Shares issued and outstanding as of such date and as to the Shares beneficially owned by each of the Company's directors and named executive officers and by all the Company's executive officers and directors as a group (as defined in Section 13(d)(3) of the Exchange Act):

                                                                         Amount and
                                                                          Nature of
                                                                         Beneficial              Percentage
Name of Beneficial Owner                                                  Ownership (1),(6),(7)    of Class
===========================================================================================================
Gabelli Funds, Inc. and affiliates (2)
  One Corporate Center
  Rye, New York 10580-1434.......................................         1,846,627                    15.2%

Kennedy Capital Management, Inc. (3)
  10829 Olive Blvd.
  St. Louis, Missouri 63141......................................           606,475                     5.0

Neuberger & Berman, LLC and affiliates (4)
  605 Third Avenue
  New York, New York 10158-3698..................................           617,908                     5.1

WHX Corporation (5)

HN Acquisition Corp.
  110 East 59th Street
  New York, New York 10022.......................................         1,649,455                    13.6

Richard N. Daniel................................................           513,454                     4.1
Frank E. Grzelecki...............................................           388,642                     3.1
Clarence A. Abramson.............................................             5,264                       *
Robert E. Cornelia...............................................             5,264                       *
Gerald G. Garbacz................................................             7,177                       *
Robert D. LeBlanc................................................           100,111                       *
Gouverneur M. Nichols (6)........................................            51,338                       *
Hercules P. Sotos................................................             5,068                       *
Elliot J. Sussman................................................             3,725                       *
Roger E. Tetrault................................................             3,026                       *
Robert F. Burlinson..............................................            25,136                       *
Paul E. Dixon....................................................            68,340                       *
Dennis C. Kelly..................................................            45,178                       *
Robert M. Thompson...............................................            39,924                       *
Dennis R. Kuhns..................................................            42,463                       *
All Executive Officers and Directors as a Group (15 persons) ....         1,304,110                     9.9
-----------------------------------------------------------------------------------------------------------

* Less than 1%.

(1) As used herein, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security) held by contract, arrangement, understanding, relationship or otherwise. In addition, for purposes hereof, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

(2) Based upon information obtained from the Statement on Schedule 13D, dated March 26, 1998, filed by Gabelli Funds, Inc. and affiliates.

(3) Based upon information obtained from the Statement on Schedule 13G, dated February 11, 1998, filed by Kennedy Capital Management, Inc.

(4) Based upon information obtained from the Statement on Schedule 13G, dated January 27, 1998, filed by Neuberger & Berman, LLC and affiliates.

(5) Based upon information obtained from the Statement on Schedule 13D, dated March 3, 1998, filed by WHX Corporation and HN Acquisition Corp.

(6) The Shares set forth in the table do not include 52,470 Shares owned by the wife of a director, as to which the director has disclaimed beneficial ownership.

(7) Figures shown include Shares issuable upon exercise of options (including options which will become exercisable upon consummation of the Offer) as follows: 402,500 Shares for Mr. Daniel, 90,000 Shares for Mr. LeBlanc, 348,500 Shares for Mr. Grzelecki, 60,250 Shares for Mr. Dixon, 25,000 Shares for Mr. Burlinson, 40,000 Shares for Mr. Kelly, 22,000 Shares for Mr. Thompson, and 40,000 Shares for Mr. Kuhns.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents Filed as a Part of This Report.

1. Financial Statements.

      The Consolidated Financial Statements (pages 29 through 32 of this Annual Report on Form 10-K), the Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements (pages 33 through 40 of this Annual Report on Form 10-K), the Independent Auditors' Report (page 41 of this Annual Report on Form 10-K) and the items of Supplementary Information incorporated by reference in Part II, Item 8 of this Annual Report on Form 10-K are incorporated by reference.

2. Financial Statement Schedule.

      The following Financial Statement Schedule is filed as a part of this Report, beginning herein at the respective pages indicated:

       (i) Consent of Independent Auditors (page F-1).

      (ii) Schedule II--Valuation and Qualifying Accounts and Reserves (page
           S-1).

      All other schedules are omitted because they are not applicable, are not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

3. Exhibits Required to Be Filed.

      The following exhibits required to be filed as part of this Annual Report on Form 10-K have been included:

      (2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

      (a) Asset Purchase Agreement, dated as of July 8, 1996, by and between Golden West Refining Corporation Limited and the Company (filed as Exhibit 3(1)(a) to the Company's 1996 Annual Report on Form 10-K and incorporated herein by reference).

      (b) Stock Purchase Agreement, dated as of February 19, 1997, among Saugatuck Capital Company Limited Partnership III, the other sellers named therein and the Company (filed as Exhibit 3(1)(b) to the Company's 1996 Annual Report on Form 10-K and incorporated herein by reference).

      (c) Agreement and Plan of Merger, dated as of March 1, 1998, by and among WHX Corporation, HN Acquisition Corp. and the Company (filed as Exhibit 2 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (d) Amendment No. 1, dated as of March 26, 1998, to the Agreement and Plan of Merger, dated as of March 1, 1998, by and among WHX Corporation, HN Acquisition Corp. and the Company.

      (3) Certificate of Incorporation and By-Laws

      (a) Restated Certificate of Incorporation of the Company (filed as Exhibit 3(a) to the Company's 1989 Annual Report on Form 10-K and incorporated herein by reference).

      (b) By-Laws, as amended and restated as of December 23, 1997 (filed as Exhibit 1 to the Company's Current Report on Form 8-K, dated December 23, 1997, and incorporated herein by reference).

      (4) Instruments Defining the Rights of Security Holders, Including Indentures

      (a) Rights Agreement, dated as of January 26, 1989, between the Company and ChaseMellon Shareholder Services, L.L.C., (formerly known as Morgan Shareholder Services Trust Company), as Rights Agent, including all exhibits thereto (filed as Exhibit 1 to the Company's Registration Statement on Form 8-A, dated February 3, 1989, and incorporated herein by reference).

      (b) Amendment, dated as of April 25, 1996, to the Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (filed as Exhibit 1 to the Company's Registration Statement on Form 8-A/A, dated May 21, 1996, and incorporated herein by reference).

      (c) Amendment, dated as of October 22, 1996, to the Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (filed as Exhibit 1 to the Company's Registration Statement on Form 8-A/A, dated October 24, 1996, and incorporated herein by reference).

      (d) Amendment, dated as of March 1, 1998, to the Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (filed as Exhibit 3 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (e) Note Purchase Agreement, dated as of April 17, 1997, among the Company and the Purchasers party thereto.

      (10) Material Contracts.

      (a) 1982 Stock Option Plan (filed as Exhibit 32 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (b) Amendment to 1982 Stock Option Plan approved in December 1988 (filed as Exhibit 33 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (c) Handy & Harman Management Incentive Plan-Corporate Group Participants, as amended and restated on December 15, 1994 (filed as Exhibit 25 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (d) Subsidiary, Division, Group or Unit Management Incentive Plan, as amended and restated on December 15, 1994 (filed as Exhibit 34 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (e) Handy & Harman Deferred Fee Plan For Directors, as amended and restated on December 15, 1994, effective as of January 1, 1995 (filed as Exhibit 35 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (f) Form of Executive Agreement entered into with the Company's executive officers in September 1986 (filed as Exhibit 10(d) to the Company's 1986 Annual Report on Form 10-K and incorporated herein by reference).

      (g) Amendment to Executive Agreement approved in December 1988 (filed as
Exhibit 20 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (h) 1988 Long-Term Incentive Plan (filed as Exhibit 28 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (i) Amendment to 1988 Long-Term Incentive Plan approved in December 1988 (filed as Exhibit 29 to the Company's Solicitation/Recommendation Statement on
Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (j) Amendment to 1988 Long-Term Incentive Plan approved in June 1989 (filed as Exhibit 30 to the Company's Solicitation/Recommendation Statement on
Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (k) Agreement, dated as of May 1, 1989, between the Company and R. N. Daniel (filed as Exhibit 4 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (l) Amendment to Agreement between the Company and R. N. Daniel approved by the Company on May 11, 1993 (filed as Exhibit 5 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (m) Outside Directors' Stock Option Plan (filed as Exhibit 27 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (n) Amended and Restated Joint Venture Agreement, dated as of June 1, 1990, by and between Allen Heat Transfer Products Inc. and Handy & Harman Radiator Corporation (filed as Exhibit 2 to the Company's Current Report on Form 8-K, dated June 5, 1990, and incorporated herein by reference).

      (o) Handy & Harman Long-Term Incentive Stock Option Plan (filed as Exhibit 36 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (p) Handy & Harman Supplemental Executive Plan (filed as Exhibit 23 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (q) 1995 Omnibus Stock Incentive Plan (filed as Exhibit 37 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (r) Form of Change of Control Agreements, dated May 14, 1997, between the Company's executive officers (filed as Exhibit (a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference).

      (s) Amendment, to Agreement dated as of May 1, 1989 between the Company and Richard N. Daniel, approved by the Company's Board of Directors on September 28, 1995 (filed as Exhibit 6 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (t) Restated Amendment to Agreement with Richard N. Daniel, dated February 26, 1998 (filed as Exhibit 7 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (u) Executive Agreement, dated as of July 1, 1989, between the Company and Frank E. Grzelecki (filed as Exhibit 8 to the Company's
Solicitation/Recommendation Statement on Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (v) Amendment, dated as of July 1, 1989, to Agreement, dated as of July 1, 1989, between the Company and Frank E. Grzelecki (filed as Exhibit 9 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (w) Amended and Restated Agreement, dated as of November 3, 1995, between the Company and Mr. Grzelecki (filed as Exhibit 10 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (x) Restated Confirmation Agreement with Frank E. Grzelecki, dated February 26, 1998 (filed as Exhibit 11 to the Company's
Solicitation/Recommendation Statement on Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (y) Employment Agreement, dated as of October 22, 1996, between the Company and Robert D. LeBlanc (filed as Exhibit 12 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (z) Supplemental Agreement, dated as of May 14, 1997, between the Company and Robert D. LeBlanc (filed as Exhibit 13 to the Company's
Solicitation/Recommendation Statement on Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (aa) Amendment, dated February 26, 1998, to Supplemental Agreement with Robert D. LeBlanc (filed as Exhibit 14 to the Company's
Solicitation/Recommendation Statement on Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (bb) Amended and Restated Agreement with Paul E. Dixon, dated February 26, 1998 (filed as Exhibit 15 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (cc) Amended and Restated Agreement with Robert F. Burlinson, dated February 27, 1998 (filed as Exhibit 16 to the Company's
Solicitation/Recommendation Statement on Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (dd) Amended and Restated Agreement with Dennis C. Kelly, dated February 26, 1998 (filed as Exhibit 17 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (ee) Amended and Restated Agreement with Dennis R. Kuhns, dated February 26, 1998 (filed as Exhibit 18 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (ff) Form of Executive Agreement, dated as of September 2, 1986, between the Company and Robert M. Thompson (filed as Exhibit 19 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (gg) Amendment, dated February 26, 1998, to Executive Agreement with Robert M. Thompson (filed as Exhibit 20 to the Company's
Solicitation/Recommendation Statement on Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (hh) Amended and Restated Supplemental Executive Retirement Plan as of January 1, 1998, approved on February 26, 1998 (filed as Exhibit 22 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (ii) Handy & Harman Executive Post-Retirement Life Insurance Program (filed as Exhibit 24 to the Company's Solicitation/Recommendation Statement on
Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (jj) Amendment to Management Incentive Plan, approved January 22, 1998 (filed as Exhibit 26 to the Company's Solicitation/Recommendation Statement on
Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (kk) Amendment to Long-Term Incentive Plan approved January 22, 1998 (filed as Exhibit 31 to the Company's Solicitation/Recommendation Statement on
Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (ll) Handy & Harman Pension Plan.

      (mm) Revolving Credit Agreement, dated as of September 29, 1997, among the Company, the Lenders party thereto and The Bank of Nova Scotia, as Administrative Agent.

      (11) Statement re computation of per share earnings. Incorporated by reference to Item (H) of Summary of Significant Accounting Policies on page 33 of this Annual Report on Form 10-K.

      (21) List of Subsidiaries of the Company.

      (23) Consent of Independent Auditors. Included on page 21 of this Annual Report on Form 10-K and incorporated herein by reference thereto.

      (27) Financial Data Schedule.

(b) Reports on Form 8-K.

      Current Report on Form 8-K, dated December 23, 1997, with respect to an amendment of the Company's By-laws.

      Current Report on Form 8-K, dated January 23, 1998, with respect to a press release announcing the Board of Directors' determination to explore all strategic alternatives to enhance shareholder value.

      Current Report on Form 8-K, dated March 1, 1998, with respect to the execution of (a) an Agreement and Plan of Merger, dated as of March 1, 1998, by and among WHX Corporation, HN Acquisition Corp. and the Company; and (b) an Amendment, dated as of March 1, 1998, to the Company's Rights Agreement, dated as of January 26, 1989, as amended as of April 25, 1996 and October 22, 1996.

      Current Report on Form 8-K, dated March 16, 1998, filing certain unaudited consolidated financial information as of December 31, 1997 and 1996 and for each of the years in the three year period ended December 31, 1997.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Handy & Harman has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             HANDY & HARMAN

Dated: March 26, 1998

                                             By      /s/ R. N. DANIEL
                                                --------------------------------
                                                        (R.N. Daniel)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company, in the capacities and on the respective dates indicated.

Signature                                              Title                                  Date
============================================================================================================
              /s/ R. N. DANIEL                         Chairman and Director                  March 26, 1998
------------------------------------------------       (Principal Executive Officer)
                (R.N. Daniel)


             /s/ F. E. GRZELECKI                       Vice Chairman and Director             March 26, 1998
------------------------------------------------
              (F.E. Grzelecki)


             /S/ R.D. LeBlanc                          President and Director                 March 26, 1998
------------------------------------------------       (Chief Operating Officer)
               (R.D. LeBlanc)


             /s/ R. F. BURLINSON                       Vice President and Treasurer           March 26, 1998
------------------------------------------------       (Principal Financial Officer)
              (R.F. Burlinson)


               /s/ D. C. KELLY                         Controller                             March 26, 1998
------------------------------------------------       (Principal Accounting Officer)
                (D.C. Kelly)


             /s/ C. A. ABRAMSON                        Director                               March 26, 1998
------------------------------------------------
               (C.A. Abramson)


             /s/ R. E. CORNELIA                        Director                               March 26, 1998
------------------------------------------------
               (R.E. Cornelia)


              /s/ G.G. GARBACZ                         Director                               March 26, 1998
------------------------------------------------
               (G.G. Garbacz)


              /s/ G. M. NICHOLS                        Director                               March 26, 1998
------------------------------------------------
               (G.M. Nichols)


               /s/ H. P. SOTOS                         Director                               March 26, 1998
------------------------------------------------
                (H.P. Sotos)


              /s/ E. J. SUSSMAN                        Director                               March 26, 1998
------------------------------------------------
               (E.J. Sussman)


             /s/ R. E. TETRAULT                        Director                               March 26, 1998
------------------------------------------------
               (R.E. Tetrault)

                         CONSENT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Handy & Harman:

      We consent to the incorporation by reference in the Registration Statements on Form S-8 (Registration Nos. 2-78264, 33-37919, 33-43709 and 33-80803) of Handy & Harman of our report dated February 9, 1998, except as to
Note 11, which is as of March 1, 1998.


KPMG PEAT MARWICK LLP


New York, New York
March 26, 1998

                         HANDY & HARMAN AND SUBSIDIARIES

                                   SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (Thousands of Dollars)

                                              Balance,                                         Balance,
                                             Beginning                         Deductions         Close
Description                                  of Period        Additions(a)   From Reserve     of Period
=======================================================================================================
Allowance for doubtful accounts receivable
  (deducted from accounts receivable):
    Year ended December 31, 1997                $1,686           $  436(b)         $  488        $1,634
    Year ended December 31, 1996                $3,021           $1,052            $2,387(c)     $1,686
    Year ended December 31, 1995                $3,597           $  329            $  905        $3,021
-------------------------------------------------------------------------------------------------------

                                                                             1997        1996       1995
                                                                             ===========================
(a) Provision for doubtful accounts--charged to costs and expenses.........  $333       $1,052      $329
(b) Includes $103 acquired through business combination.
(c) Includes $694 of allowance for doubtful accounts
    receivable related to discontinued operations reclassed accordingly.

handy & harman and subsidiaries

The Company's Business

The Company's industry segments are manufacturing of specialty wire and tubing, manufacturing of precious metals products, and manufacturing of other non-precious metal products. The table below presents information about the segments with additional segment information for 1997, 1996 and 1995 found in
Note 7 of the Notes to Consolidated Financial Statements on page 38. A further analysis of the industry segments can be found under "Management's Discussion and Analysis" beginning on page 26.

      The wire and tubing segment has two basic product types. Stainless steel wire is drawn from rod to a wide range of smaller diameters. Applications are widespread and include springs, telecommunication networks, mobile antennas, brushes, laparoscopic instruments, petroleum well screens, and conveyor belts. Tubing is manufactured from carbon steel, stainless steel, and a variety of specialty alloys. Applications are similarly numerous including semiconductor fabrication, electronics, oil field services, petrochemicals, refrigeration, automotive, hydraulic, medical, and aerospace.

      The precious metals segment is engaged in precision plating and surface finishing for electronic and electrical components, the manufacturing of a variety of products, generally in mill forms, containing silver, gold and other precious metals in combination (alloys) with non-precious metals, and the sale of such products to users in a wide range of industries, including silverware and jewelry, electrical and electronic, automotive, telecommunication, heating and refrigeration components, aerospace, and appliance.

      It is the Company's operating policy to maintain constant precious metal inventory levels under the last-in, first-out (LIFO) method of accounting. Precious metals are purchased at the same prices and quantities as selling commitments to customers. In the normal course of business, the Company accepts precious metals from suppliers and customers, which quantities are returnable in fabricated or commercial bar form under agreed upon terms. Since precious metals are fungible, the Company does not physically segregate the supplier and customer metals. Therefore, to the extent such metals are used by the Company to meet its operating requirements, the amount of inventory which the Company must own is reduced. The Company's inventory positions are sufficient to protect against any losses in connection with these supplier and customer accounts. To the extent that additional inventory is required to support operations, precious metals are purchased and immediately sold for future delivery, eliminating the economic risk of price fluctuations. Such purchases and sales are not included in either sales or cost of sales. From time to time, management reviews the appropriate inventory levels and may elect to make adjustments.

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

      The business units in the other non-precious metal businesses segment manufacture specialty roofing and construction fasteners and products for gas, electricity and water distribution using steel and plastic which are sold principally to roofing, construction, water and natural gas distribution industries.

      The following table provides details of sales from continuing operations, as well as profit contribution by each reportable segment before general corporate, non-operating and interest expenses. See "Management's Discussion and Analysis" beginning on page 26.

(Thousands of Dollars)                                1997         1996        1995
======================================================================================
Sales:
  Wire/Tubing                                      $ 173,763    $ 175,451    $ 175,092
  Precious metals                                    220,879      215,246      236,196
  Other non-precious metal businesses                 56,468       16,410       15,900
--------------------------------------------------------------------------------------
                                                   $ 451,110    $ 407,107    $ 427,188
--------------------------------------------------------------------------------------
Profit contribution before unallocated expenses:
  Wire/Tubing                                      $  16,839    $  18,426    $  17,870
  Precious metals                                    *25,631      *49,998      **8,588
  Other non-precious metal businesses                  7,333        2,031        2,226
--------------------------------------------------------------------------------------
                                                      49,803       70,455       28,684

General corporate expenses                            (1,800)      (1,800)      (1,800)
Non-operating (net) ***                                2,500           --           --
Interest expense (net)                               (14,452)      (9,682)     (12,598)
--------------------------------------------------------------------------------------
Income from continuing operations
  before income taxes and
  extraordinary item                               $  36,051    $  58,973    $  14,286
======================================================================================

* Includes a $6,408,000 gain in 1997, and a $33,630,000 gain in 1996 as a result of reduction in the quantities of precious metal inventories valued under the LIFO method of accounting.

** Includes a $9,549,000 charge in 1995 related to restructuring and asset writedowns for the Precious Metals Fabricated Products division.

*** Non-operating items are an insurance settlement gain of $3,000,000 and certain takeover defense costs amounting to $500,000.

      The following table segregates identifiable assets to the three reported segments, corporate and discontinued operations.

                                                    ----------------------------------
                                                                  Assets
(Thousands of Dollars)                                1997         1996         1995
======================================================================================
Wire/Tubing                                         $108,155     $103,893     $103,939
Precious metals                                      122,296      122,397      130,356
Other non-precious metal businesses                   67,324        9,802       10,568
Corporate                                             95,022       80,372       67,674
Discontinued operations                                   --           --       28,512
--------------------------------------------------------------------------------------
                                                    $392,797     $316,464     $341,049
======================================================================================

handy & harman and subsidiaries

Stock Trading and Dividends

Handy & Harman Common Stock is traded on the New York Stock Exchange. The following table sets forth, for the quarterly periods indicated, the reported high and low sales prices for the Common Stock on the New York Stock Exchange and the dividends paid on the Common Stock during such periods.

      At February 13, 1998, there were 2,677 holders of record of Common Stock of Handy & Harman.

                                      Common Stock            Dividend Paid on
                                      Sales Prices              Common Stock
                                  High             Low            Per Share
==============================================================================
1997
January 1-March 31               $17 3/8          $15 3/8           6(cent)
April 1-June 30                   17 3/4           13 5/8           6(cent)
July 1-September 30               23               16 15/16         6(cent)
October 1-December 31             35               21 7/8           6(cent)
------------------------------------------------------------------------------
1996
January 1-March 31               $17 5/8          $15 3/8           6(cent)
April 1-June 30                   18 3/4           16               6(cent)
July 1-September 30               18 1/8           16 1/4           6(cent)
October 1-December 31             19 1/4           15 7/8           6(cent)
==============================================================================

Selected Quarterly Data

Summarized financial data for interim periods of 1997 and 1996 (expressed in thousands of dollars, except per share data) are shown below.

                                               1997 Quarter Ended
                                  Mar. 31      June 30     Sept. 30      Dec. 31
================================================================================
Sales                            $104,932     $115,971     $115,115     $115,092
Gross profit                       21,587       29,885       24,884       25,343
--------------------------------------------------------------------------------
Net income                       $  4,087     $  7,009     $  3,606     $  6,208
--------------------------------------------------------------------------------
Net income
  per share - basic              $    .34     $    .59     $    .30     $    .52
--------------------------------------------------------------------------------
Net income
  per share - diluted            $    .34     $    .58     $    .30     $    .51
================================================================================

                                                          1996 Quarter Ended
                                          Mar. 31        June 30     Sept. 30      Dec. 31
==========================================================================================
Sales                                    $108,340       $105,806      $95,890      $97,071
Gross profit                               21,349         21,429       23,572       47,185

Earnings (loss):
  Continuing operations                     4,363          4,454        5,684       19,272
  Extraordinary item                           --             --           --       (2,889)
  Discontinued operations                  (9,654)            --           --       (4,861)
------------------------------------------------------------------------------------------
Net income (loss)                         ($5,291)        $4,454       $5,684      $11,522
------------------------------------------------------------------------------------------
Earnings (loss) per share - basic
  Continuing operations                      $.31           $.32         $.41        $1.44
  Extraordinary item                        --             --           --            (.22)
  Discontinued operations                    (.69)         --           --            (.36)
------------------------------------------------------------------------------------------
Net income (loss)                           $(.38)          $.32         $.41         $.86
------------------------------------------------------------------------------------------

Earnings (loss) per share - diluted
  Continuing operations                      $.31           $.32         $.41        $1.44
  Extraordinary item                        --             --           --            (.22)
  Discontinued operations                    (.68)         --           --            (.36)
------------------------------------------------------------------------------------------
Net income (loss)                           $(.37)          $.32         $.41         $.86
==========================================================================================

1997 includes after-tax LIFO gains of $2,706,000 or $.23 per share in the second quarter and $1,011,000 or $.08 per share in the fourth quarter. Additionally, 1997 includes an after-tax insurance settlement gain of $1,740,000, or $.14 per share and certain takeover defense costs after-tax of $290,000 or $.02 per share both in the fourth quarter. Basic and diluted earnings per share are the same for these items.

The 1996 continuing operations includes after-tax LIFO gains of $2,913,000 or $.21 per share in the third quarter and $16,347,000 or $1.22 per share in the fourth quarter. Basic and diluted earnings per share are the same for these items.

The 1996 extraordinary item is attributable to the early retirement of debt.

The 1996 discontinued operations includes loss results and special charges for the sale of the domestic refining business.

handy & harman and subsidiaries
Five Year Selected Financial Data

Dollars in thousands except per share figures              1997         1996          1995         1994         1993
====================================================================================================================
Operations
Sales                                                  $451,110     $407,107      $427,188     $408,968     $372,571
Income from continuing operations
  before extraordinary items and
  excluding net LIFO gains (b)                           17,193       14,513         7,509        6,743        1,928(a)
Net LIFO gains (b)                                        3,717       19,260            --           --           --
Loss from extraordinary item                                 --       (2,889)           --           --           --
Income (loss) from discontinued operations                   --      (14,515)       11,131        9,768        7,548
Net income                                               20,910       16,369        18,640       16,511        9,476(a)
Dividends                                                 2,874        3,341         3,383        2,811        2,803

Per Share Data
Income from continuing operations before
  extraordinary item and net LIFO gains (b)                1.44         1.05           .53          .48          .14(a)
Loss from extraordinary item                                 --         (.21)           --           --           --
Net LIFO gains (b)                                          .31         1.40            --           --           --
Income (loss) from discontinued operations                   --        (1.05)          .79          .70          .54
Net income                                                 1.75         1.19          1.32         1.18          .68(a)
Dividends                                                   .24          .24           .24          .20          .20
Basic average shares outstanding (thousands)             11,981       13,796        14,092       14,050       14,021
----------------------------------------------------------------------------------------------------------------------

Financial Position (at December 31)
Current assets                                          158,248      138,674       163,101      187,336      226,441
Current liabilities                                      67,007       76,838       113,621      153,593      114,534
Working capital                                          91,241       61,836        49,480       33,743      111,907
Property, plant and equipment - net                      94,988       83,205        91,406      117,200      106,220
Total assets                                            392,797      316,464       341,049      405,018      406,160
Long-term debt                                          190,880      127,500        93,500      131,750      188,750
Deferred income taxes                                    20,947       15,261        13,534       13,551       11,276
Shareholders' equity                                    112,408       95,606       120,394      106,124       91,600
LIFO reserve (c)                                        106,201       97,996       141,458      139,068      141,273
----------------------------------------------------------------------------------------------------------------------

Statistical Data
Property, plant and equipment
  acquired through capital expenditures                  18,460       14,694        23,143       18,567       15,147
Depreciation and amortization                            14,194       12,000        16,668       15,683       15,816
Interest expense (net) - continuing operations           14,452        9,682        12,598       10,772       10,977
Number of shareholders                                    2,677        2,816         3,096        2,259        2,238
Number of employees at December 31                        2,562        2,304         2,567        4,826        4,246
----------------------------------------------------------------------------------------------------------------------

Financial Ratios
Return on average shareholders' equity                     20.1%        15.2%         16.5%        16.7%        10.7%
Current ratio                                               2.4          1.8           1.4          1.2          2.0
======================================================================================================================

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

Management's Discussion and Analysis


Liquidity, Capital Resources and Other Financial Data

The Company's precious metal inventory, consisting principally of gold and silver, is readily convertible to cash. Furthermore, these precious metal inventories which are stated in the Balance Sheet at LIFO cost have a market value of $106,201,000 in excess of such cost as of December 31, 1997.

      It is the Company's policy to obtain funds necessary to finance working capital requirements and acquisition activity from various banks under commercial credit facilities. Fluctuations in the market prices of gold and silver have a direct effect on the dollar volume of sales and the corresponding amount of customer receivables resulting from sale of precious metal products. In addition, receivables resulting from the sale of precious metal bullion for future delivery are also financed by bank borrowings. The Company adjusts the level of its credit facilities from time to time in accordance with its borrowing needs for working capital requirements and acquisition activity and maintains bank credit facilities well in excess of anticipated requirements.

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

      The Company has a new unsecured Revolving Credit Facility, initiated on September 29, 1997, which provides $200,000,000 for a five year period maturing in 2002, subject to annual one year extensions. As of December 31, 1997 there were borrowings of $25,000,000 under this facility. On August 29, 1997 the Company returned precious metal and cancelled a three year fee consignment facility which was initiated in the third quarter of 1994. In addition to the Revolving Credit Facility the Company completed additional unsecured financing on April 17, 1997 for $125,000,000 at a fixed rate of 7.31% due 2004.

      On May 14, 1996, Handy & Harman announced that it had decided to exit the refining business, exclusive of the Company's satellite refining operations located in Singapore and Canada. The Company completed the sale of the Handy & Harman Refining Division in the third quarter of 1996. Accordingly, operations for this major division have been classified as discontinued operations. A charge associated with exiting this business of $22,350,000 ($13,161,000 after-tax) was recorded in 1996. The sale of this division released a significant portion of the Company's owned precious metal inventory position making it, along with the Company's credit facilities, available for further deployment to continuing operations, acquisition of new businesses and repurchase of 1.8 million shares of the Company's common stock via a "Dutch Auction", completed in December 1996.

      On February 28, 1997, the Company acquired Olympic Manufacturing Group, Inc. for approximately $53,000,000 which was funded by Revolving Credit Facilities.

      Over the past three years the Company's operating activities have provided net cash of $94,181,000 and investing activities have used $12,968,000. The net cash provided from operating and investing activities was primarily used in financing activities amounting to $76,313,000.

Operating Activities

Net cash provided by operating activities amounted to $32,897,000 in 1997, $41,198,000 in 1996 and $20,086,000 in 1995. Net cash flow from operating activities decreased $8,301,000 from 1996 to 1997 primarily due to a decrease of $10,132,000 in net income adjusted for non-cash and non-operating items. This decrease is primarily due to greater reductions of LIFO inventories in 1996 as compared to 1997 partially offset by expenditures associated with the disposal of the refining business in 1996. Offsetting the above was a decrease in working capital requirements of $1,831,000.

      Net cash flow from operating activities increased $21,112,000 from 1995 to 1996 primarily due to an increase of $17,947,000 in net income adjusted for non-cash and non-operating items. This increase was primarily due to proceeds from the reductions of LIFO inventories in 1996, partially offset by expenditures associated with the disposal of the refining business in 1996. The balance of the cash flow increase from operating activities was due to a decrease of $3,165,000 in working capital requirements.

Investing Activities

Net cash (used)/provided in investing activities amounted to ($71,149,000) in 1997, ($12,456,000) in 1996 and $70,637,000 in 1995. Net cash used in investing activities increased $58,693,000 in 1997 over 1996 primarily due to the purchase of Olympic Manufacturing Group, Inc. on February 28, 1997 for approximately $53,000,000 as compared to the purchase of ele Corporation in 1996 for $3,700,000. Also included in 1996 investing activities are net proceeds of $5,074,000 for the sale of the refining division. Capital expenditures in 1997 amounted to $18,460,000 as compared to $14,694,000 in 1996. Included in capital expenditures for 1997 is a major modernization program of our precious metal product facility in Fairfield, Connecticut and the retrofitting of the former karat gold facility in East Providence, Rhode Island by the Electronic Materials Group.

      Net cash provided by investing activities decreased $83,093,000 in 1996 over 1995 primarily due to net proceeds in 1995 of $68,032,000 from the sale of the automotive (OEM) segment and $24,750,000 in net investing activities of discontinued operations due to the realization of proceeds on the Company's investment in and receivable from GO/DAN Industries, a joint venture, versus net handy & harman and subsidiaries

Management's Discussion and Analysis


proceeds in 1996 of $5,074,000 for the sale of the refining division and use of cash for the purchase of ele Corporation amounting to $3,700,000 (net). Cash outflows for capital expenditures decreased by $8,449,000 in 1996 versus 1995 due to plant expansion, primarily related to the wire/tubing segment in 1995.

Financing Activities

During this past three year period the Company's net financing activities were an increase of $15,181,000 in debt, cash used by the net change in future receivables and payables of $37,772,000, net purchases of Company stock of $40,743,000, dividend payments of $9,598,000, penalties paid on the early retirement of debt amounting to $4,640,000, and proceeds from a joint venture partner of $1,259,000.

      The net cash provided by financing activities was $35,913,000 in 1997 due to an increase in debt of $48,380,000, primarily caused by the purchase of Olympic Manufacturing group on February 28, 1997 for approximately $53,000,000. The Company also completed long-term financing for $125,000,000 on April 17, 1997 at a fixed rate of 7.31% due 2004, the proceeds of which were used to reduce both short-term borrowings and borrowings under the revolving credit facility. Additional uses of cash were a decrease in futures payable of $9,246,000, dividend payments of $2,874,000 and net treasury stock transactions of $347,000.

      The net cash used in financing activities was $25,668,000 in 1996 due to the purchase of company stock for $40,036,000 via a "Dutch Auction" in December 1996 and the plan to buyback up to 1.5 million shares of the Company's common stock announced on November 6, 1995, penalties paid on the early retirement of debt of $4,640,000 and the payment of dividends of $3,341,000. This was partially offset by an increase in debt of $3,301,000, a decrease in futures receivables of $7,681,000, an increase in futures payable of $9,246,000, funding proceeds received from a joint venture partner of $1,259,000, and other treasury stock transaction proceeds of $862,000.

      The net cash used in financing activities was $86,558,000 in 1995 primarily due to the decrease in futures payable of $37,772,000 and an increase in futures receivable of $7,681,000, repayment of debt of $36,500,000, payment of dividends of $3,383,000 and purchase of the Company's common stock amounting to $1,505,000 (cash-settlement basis) which was part of the plan to buyback up to 1.5 million shares of the Company's common stock announced on November 6, 1995.

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

      Statements contained in Management's Discussion and Analysis are forward-looking statements and are made pursuant to the safe harbor provision of the private securities litigation reform act of 1995. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, product demand, pricing, market acceptance, precious metal and other raw materials price fluctuations, intellectual property rights and litigation, risks in product and technology development and other risk factors detailed in the Company's Securities and Exchange Commissions filings.

      As part of the Company's continuing process of upgrading its information systems which it began in 1991, for both hardware and software, a majority of the year 2000 internal concerns have been addressed or are in the process of being rectified. The future costs associated with any remaining year 2000 upgrades to the Company's information systems are not significant. The Company is also in the process of addressing year 2000 external concerns with its vendors and customers which may affect the Company.

Comparison of 1997 versus 1996

Sales of the wire/tube segment decreased $1,688,000 (1%) and profit contribution (pre-tax income before deducting interest and corporate expenses) decreased $1,587,000 (9%) primarily due to decreased sales of stainless steel tubing caused by the weakness in the semi-conductor fabrication industry, which began in the third quarter of 1996. In addition, the effects of the strengthened British pound against other European currencies has had a negative impact on the Company's United Kingdom subsidiary's export sales. These decreases were partially offset by the increased sales of the carbon steel tubing companies servicing the refrigeration and automotive industries as well as diminishing operating losses of the tubing facility in Denmark. This segment's overall operating performance has started out strong in 1998 and its profit contribution is expected to exceed the prior year's.

      Sales for the precious metal segment increased $5,633,000 (3%) primarily due to increased sales of ele Corporation which was acquired on June 27, 1996. The average price of gold in 1997 was $331.55 per ounce and in 1996 was $387.70 per ounce. The average price of silver in 1997 was $4.88 per ounce and in 1996 was $5.18 per ounce. Profit contribution decreased $24,367,000 (49%) primarily due to the reductions in the quantities of precious metal inventories valued at LIFO cost which produced a gain of $6,408,000 in 1997 versus a gain of $33,630,000 in 1996. Excluding LIFO gains, profit contribution increased $2,855,000 (17%) primarily due to improved operating performance of the Precious Metals Fabrication Group of companies. Several capital projects completed in 1997 and others scheduled for completion in 1998 should enhance the profit potential for this segment in 1998.

      Sales in the other non-precious metal segment increased $40,058,000 (244%) and profit contribution increased $5,302,000 (261%) primarily due to the addition of Olympic Manufacturing Group, Inc., purchased February 28, 1997. Due to the nature of handy & harman and subsidiaries

Management's Discussion and Analysis


Olympic's business cycle, the levels of profit contribution experienced in the second and third quarter are anticipated again in the second and third quarter of 1998.

      Interest expense increased $4,770,000 (49%) due to increased borrowings as a result of the purchase of Olympic Manufacturing Group, Inc. on February 28, 1997, and the purchase of 1.8 million shares of the Company's common stock via a "Dutch Auction" completed in December 1996. This increase was partially offset by proceeds from the sale of precious metals in the fourth quarter of 1996 and to a lesser extent sales of precious metals in 1997.

      Included in other income/deductions for 1997 is an insurance settlement gain of $3,000,000 and certain takeover defense costs amounting to $500,000.

      The effective income tax rate for 1997 and 1996 was 42.0% and 42.7%, respectively. The rate decrease was due to decreased foreign losses, for which a valuation reserve has been provided, partially offset by increased non-deductible goodwill associated with Olympic Manufacturing Group, Inc.

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes new disclosures for reporting comprehensive income and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which established standards for the way that segment information is to be disclosed in the financial statements along with additional information on products and services, geographic areas and major customers. The Company's 1998 disclosures for these two statements will be determined by the timeliness of the Company's merger with WHX Corporation, as further described in Note 11 to the Consolidated Financial Statements.

Comparison of 1996 versus 1995

Sales for the wire/tubing segment increased $359,000 and profit contribution (pre-tax income before deducting interest and corporate expenses) increased $556,000 (3%) due to a strong increase in demand for stainless steel tubing brought about by rapid growth in the semiconductor industry experienced during the first half of 1996 partially offset by a decrease in sales destined for the automotive market experienced by one of the segments wire units.

      Sales for the precious metal segment decreased $20,950,000 (9%) due primarily to the elimination for the karat gold fabricated line in 1995. The average price of gold in 1996 was $387.70 per ounce and in 1995 was $384.19 per ounce. The average price of silver in 1996 was $5.18 per ounce and in 1995 was $5.19 per ounce. The profit contribution increased $41,410,000 (482%) primarily due to the reductions in the quantities of precious metal inventories valued at LIFO cost which produced a gain of $33,630,000. Also, in 1995 there was a nonrecurring charge of $5,342,800 for severance costs and asset write-downs related to the decision to exit the karat gold fabricated product line in East Providence, Rhode Island and $4,207,000 of additional costs, primarily asset write-downs, related to the Company's ongoing operation in Fairfield, Connecticut recorded in the second quarter of 1995. Excluding the gain on LIFO inventory and the nonrecurring charges in 1995 described above, the profit contribution decreased $1,769,000 (10%) due to product mix changes experienced in fabricated precious metals and a decrease in sales due to the higher demand in the first half of 1995 from the electronic components sector of the automotive industry experienced by the Company's precision surface finishing business.

      In the other non precious metal segment, sales increased $510,000 (3%) due primarily to growth of the thermOweld(R) product line, particularly in foreign markets, partially offset by decreased steel fitting sales. Profit contribution decreased $195,000 (9%) due to lower production volume of steel fittings, and the related expense of unabsorbed production costs partially offset by increased thermOweld(R) sales discussed above.

      Interest expense decreased $2,916,000 (23%) due to decreased levels of borrowings as result of proceeds from the completion of the sale of the Company's automotive segment and the sale of its investment in GO/DAN Industries in the latter part of 1995.

      The effective income tax rate for 1996 and 1995 was 42.7% and 47.4%, respectively. The reason for the lower effective income tax rate for 1996 compared to 1995 is due to decreased foreign losses, for which a valuation allowance has been provided, as a percentage of income before taxes.

handy & harman and subsidiaries
Consolidated Statement of Income

Year ended December 31                                           1997             1996             1995
=======================================================================================================
Sales                                                    $451,110,000     $407,107,000     $427,188,000
Cost of sales                                             349,411,000      293,572,000      348,737,000
-------------------------------------------------------------------------------------------------------
Gross profit                                              101,699,000      113,535,000       78,451,000
Selling, general, and administrative expenses              54,116,000       44,504,000       45,524,000
Restructuring charge                                               --               --        5,342,000
-------------------------------------------------------------------------------------------------------
Income from operations                                     47,583,000       69,031,000       27,585,000
-------------------------------------------------------------------------------------------------------
Other deductions (income):
  Interest expense (net)                                   14,452,000        9,682,000       12,598,000
  Other (net)                                              (2,920,000)         376,000          701,000
-------------------------------------------------------------------------------------------------------
                                                           11,532,000       10,058,000       13,299,000
-------------------------------------------------------------------------------------------------------
Income from continuing operations before
  income taxes and extraordinary item                      36,051,000       58,973,000       14,286,000
Income tax provision                                       15,141,000       25,200,000        6,777,000
-------------------------------------------------------------------------------------------------------
Income from continuing operations
  before extraordinary item                                20,910,000       33,773,000        7,509,000
Extraordinary loss on early retirement of
  debt (net of $2,030,000 income tax benefit)                      --       (2,889,000)              --

Discontinued operations:
  Loss from operations, net of
    income tax benefit $1,026,000, $252,000                        --       (1,354,000)        (365,000)

  Gain/(loss) on disposal, net of
    income taxes/(benefit) - ($9,190,000), $8,220,000              --      (13,161,000)      11,496,000
-------------------------------------------------------------------------------------------------------
                                                                   --      (14,515,000)      11,131,000
-------------------------------------------------------------------------------------------------------
Net income                                                $20,910,000      $16,369,000      $18,640,000
=======================================================================================================
Earnings per share - basic:
   Income from continuing operations
    before extraordinary item                                   $1.75            $2.45             $.53

   Extraordinary loss on early retirement of debt                  --             (.21)              --

  Discontinued operations                                          --            (1.05)             .79
-------------------------------------------------------------------------------------------------------
Net income                                                      $1.75            $1.19            $1.32
=======================================================================================================
Basic average number of shares outstanding                 11,981,000       13,796,000       14,092,000
=======================================================================================================
Earnings per share - diluted:
  Income from continuing operations
    before extraordinary item                                   $1.74            $2.44             $.53

  Extraordinary loss on early retirement of debt                   --             (.21)              --

  Discontinued operations                                          --            (1.05)             .79
-------------------------------------------------------------------------------------------------------
Net income                                                      $1.74            $1.18            $1.32
=======================================================================================================
Diluted average number of shares outstanding               12,042,000       13,846,000       14,103,000
=======================================================================================================

The accompanying summary of significant accounting policies and notes are an integral part of the financial statements.

handy & harman and subsidiaries
Consolidated Balance Sheet

December 31                                                                1997             1996
================================================================================================
Assets
Current assets:
   Cash                                                           $   7,259,000    $   9,701,000
   Accounts receivable, less allowance for doubtful accounts of
    $1,634,000 in 1997 and $1,686,000 in 1996                        59,084,000       51,572,000
   Inventories                                                       77,294,000       70,357,000
   Prepaid expenses, deposits and other current assets               14,611,000        7,044,000
------------------------------------------------------------------------------------------------
Total current assets                                                158,248,000      138,674,000
------------------------------------------------------------------------------------------------
Investments in affiliates, at equity                                  3,870,000        3,122,000

Property, plant and equipment                                       218,052,000      195,623,000
   Less accumulated depreciation and amortization                   123,064,000      112,418,000
------------------------------------------------------------------------------------------------
                                                                     94,988,000       83,205,000

Prepaid retirement costs (net)                                       60,659,000       54,566,000
Intangibles, net of amortization                                     65,058,000       24,818,000
Other assets                                                          9,974,000       12,079,000
------------------------------------------------------------------------------------------------
                                                                  $ 392,797,000    $ 316,464,000
================================================================================================

Liabilities and Shareholders' Equity
 Current liabilities:
   Short-term borrowings                                                     --    $  15,000,000
   Accounts payable                                               $  36,999,000       30,163,000
   Futures payable                                                           --        9,246,000
   Other current liabilities                                         30,008,000       22,429,000
------------------------------------------------------------------------------------------------
Total current liabilities                                            67,007,000       76,838,000
------------------------------------------------------------------------------------------------

Long-term debt, less current maturities                             190,880,000      127,500,000
Minority interest                                                     1,555,000        1,259,000
Deferred income taxes                                                20,947,000       15,261,000
Commitments
------------------------------------------------------------------------------------------------
Shareholders' equity:
   Common stock - par value $1; 60,000,000
     shares authorized; 14,611,432 shares issued                     14,611,000       14,611,000
   Capital surplus                                                   14,410,000       13,432,000
   Retained earnings                                                130,435,000      112,399,000
   Foreign currency translation adjustment                           (1,462,000)         (61,000)
------------------------------------------------------------------------------------------------
                                                                    157,994,000      140,381,000

Less: Treasury stock 1997 - 2,596,460 shares;
      1996 - 2,618,421 shares - at cost                              45,586,000       44,308,000
      Unearned compensation                                                  --          467,000
------------------------------------------------------------------------------------------------
Total shareholders' equity                                          112,408,000       95,606,000
------------------------------------------------------------------------------------------------
                                                                  $ 392,797,000    $ 316,464,000
================================================================================================

The accompanying summary of significant accounting policies and notes are an integral part of the financial statements.

handy & harman and subsidiaries
Consolidated Statement of Shareholders' Equity

Three Years Ended December 31, 1997

                                                                                  Foreign
                                   Par Value $1                                  Currency                                     Total
                                         Common       Capital       Retained  Translation       Treasury    Unearned   Shareholders'
                                          Stock       Surplus       Earnings   Adjustment          Stock  Compensation       Equity
===================================================================================================================================
Balance,
   January 1, 1995                  $14,611,000   $11,830,000    $84,114,000    ($720,000)   ($3,491,000)  ($220,000)  $106,124,000
Net income                                                        18,640,000                                             18,640,000
Dividends - $.24 per share                                        (3,383,000)                                            (3,383,000)
Remeasurement and
   amortization of
   stock issued under 1988
   long-term incentive plan                             4,000                                     (6,000)    220,000        218,000
Stock awarded under
   outside director stock
   option plan (awarded
   3,290 - issued 2,852 shares)                        34,000                                     14,000                     48,000
Stock issued under the
   incentive stock option
   plan (22,800 shares)                               165,000                                    115,000                    280,000
Shares purchased by Company
   for treasury (95,500 shares)                                                               (1,505,000)                (1,505,000)
Translation adjustment                                                            (28,000)                                  (28,000)
-----------------------------------------------------------------------------------------------------------------------------------
Balance,
   December 31, 1995                 14,611,000    12,033,000     99,371,000     (748,000)    (4,873,000)         --    120,394,000
Net income                                                        16,369,000                                             16,369,000
Dividends - $.24 per share                                        (3,341,000)                                            (3,341,000)
Stock issued under
   1988 long-term incentive
   plan (62,750 shares)                               735,000                                    315,000    (467,000)       583,000
Stock awarded under
   outside director stock
   option plan (awarded
   4,194 - issued 8,640 shares)                        54,000                                     43,000                     97,000
Stock issued under the
   incentive stock option
   plan - net (69,889 shares)                         610,000                                    243,000                    853,000
Shares purchased by Company
   for treasury (2,155,900 shares)                                                           (40,036,000)               (40,036,000)
Translation adjustment                                                            687,000                                   687,000
===================================================================================================================================
Balance,
   December 31, 1996                 14,611,000    13,432,000    112,399,000      (61,000)   (44,308,000)   (467,000)    95,606,000
Net income                                                        20,910,000                                             20,910,000
Dividends - $.24 per share                                        (2,874,000)                                            (2,874,000)
Amortization of stock issued under
   1988 long-term incentive plan
   and forfeiture of 2,275 shares                     (27,000)                                   (12,000)    467,000        428,000
Stock awarded under
   outside director stock
   option plan (awarded
   4,781 - issued 1,366 shares)                        53,000                                      7,000                     60,000
Stock issued under the
   incentive stock option
   plan - net (112,750 shares)                        952,000                                    567,000                  1,519,000
Shares purchased by Company
   for treasury (89,880 shares)                                                               (1,840,000)                (1,840,000)
Translation adjustment                                                         (1,401,000)                               (1,401,000)
===================================================================================================================================
Balance,
   December 31, 1997                $14,611,000   $14,410,000   $130,435,000  ($1,462,000)  ($45,586,000)         --   $112,408,000
===================================================================================================================================

The accompanying summary of significant accounting policies and notes are an integral part of the financial statements.

handy & harman and subsidiaries
Consolidated Statement of Cash Flows

                                                                         Increase (Decrease) in Cash
                                                               -----------------------------------------------
Year Ended December 31,                                                 1997             1996             1995
==============================================================================================================
Cash flows from operating activities:
Net income                                                     $  20,910,000    $  16,369,000    $  18,640,000
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Extraordinary loss on debt retirement                                 --        4,919,000               --
    Depreciation and amortization                                 14,194,000       12,000,000       16,668,000
    Provision for doubtful accounts                                  333,000        1,052,000          329,000
    Gain on disposal of property, plant and equipment                  8,000           68,000           91,000
    (Gain)/loss on disposal of business units                             --        8,704,000      (20,176,000)
    Net prepaid retirement costs                                  (6,093,000)      (3,995,000)      (2,339,000)
    Equity in earnings of affiliates                                (942,000)        (421,000)        (451,000)
    Minority interest                                                296,000               --               --
    Earned compensation - 1988 long-term incentive
      and outside director stock option plans                        506,000          648,000          266,000
    Restructuring and nonrecurring charges                                --               --        8,369,000
    Changes in assets and liabilities, net of effects
      from acquisitions and divestitures:
        Accounts receivable                                       (3,198,000)       3,659,000        3,369,000
        Inventories                                               (2,670,000)      13,227,000       (7,877,000)
        Prepaid expenses and other current assets                 (6,906,000)      (3,767,000)       1,210,000
        Deferred charges and other assets                          1,086,000       (1,050,000)      (2,951,000)
        Accounts payable and other current liabilities             7,853,000       (4,662,000)      (1,775,000)
        Federal and foreign taxes on income                          (77,000)      (5,279,000)       6,730,000
        Deferred income taxes                                      7,597,000         (274,000)         (17,000)
--------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                         32,897,000       41,198,000       20,086,000
--------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sale of property, plant and equipment                 43,000          864,000          520,000
  Capital expenditures                                           (18,460,000)     (14,694,000)     (23,143,000)
  Acquisition, net of cash and debt acquired                     (52,732,000)      (3,700,000)              --
  Divestitures, net of cash sold                                          --        5,074,000       68,032,000
  Investment in affiliates - net                                          --               --          478,000
  Net investing activities of discontinued operations                     --               --       24,750,000
--------------------------------------------------------------------------------------------------------------
Net cash provided/(used) in investing activities                 (71,149,000)     (12,456,000)      70,637,000
--------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Short-term borrowings                                          (15,000,000)     (27,199,000)       5,250,000
  Net decrease in revolving credit facility                     (120,000,000)              --               --
  Proceeds from long-term financing                              183,380,000               --               --
  Repayment of other long-term debt                                       --      (64,500,000)     (11,750,000)
  Long-term revolving credit facilities                                   --       95,000,000      (30,000,000)
  Net (increase)/decrease in futures receivable                           --        7,681,000       (7,681,000)
  Net increase/(decrease) in futures payable                      (9,246,000)       9,246,000      (37,772,000)
  Dividends paid                                                  (2,874,000)      (3,341,000)      (3,383,000)
  Purchase of treasury stock (net)                                  (347,000)     (39,174,000)      (1,222,000)
  Penalties paid on early retirement of debt                              --       (4,640,000)              --
  Funding proceeds from joint venture partner                             --        1,259,000               --
--------------------------------------------------------------------------------------------------------------
Net cash provided/(used) in financing activities                  35,913,000      (25,668,000)     (86,558,000)
--------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on net cash                         (103,000)         (10,000)         (87,000)
--------------------------------------------------------------------------------------------------------------
Net change in cash                                                (2,442,000)       3,064,000        4,078,000
Cash at beginning of year                                          9,701,000        6,637,000        2,559,000
--------------------------------------------------------------------------------------------------------------
Cash at end of year                                            $   7,259,000    $   9,701,000    $   6,637,000
==============================================================================================================
Cash paid during the year for:
  Interest, net of contango on futures and forward contracts   $  12,745,000    $  12,886,000    $  20,979,000
  Income taxes                                                 $   3,084,000    $  20,678,000    $   6,365,000
==============================================================================================================

The accompanying summary of significant accounting policies and notes are an integral part of the financial statements.

handy & harman and subsidiaries

Summary of Significant Accounting Policies

A: Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany items have been eliminated. Investments in affiliates, which are 20%-50% owned companies, are accounted for by the equity basis of accounting.

B: Inventories

Precious metals inventories are valued at cost as computed under the last-in, first-out (LIFO) method, which is lower than market. Non-precious metals inventories are stated at the lower of cost (principally average) or market. For precious metals inventories no segregation among raw materials, work in process and finished goods is practicable.

C: Property, plant and equipment, and depreciation

Property, plant and equipment are stated at cost. Depreciation and amortization are provided principally on the straight-line method for financial reporting purposes and on accelerated methods for tax purposes.

D: Intangibles and amortization

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

E: Futures contracts

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

F: Sales

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

G: Taxes on income

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

H: Earnings per share

In 1997, the Company adopted SFAS No. 128 "Earnings Per Share" which specifies the computation, presentation, and disclosure requirements for "basic" and "diluted" earnings per share. A weighted-average number of common shares outstanding during the period is used in both the "basic" and "diluted" computations. The difference between the Company's basic and diluted computations is the diluted computation includes an increase in the number of additional shares that would be outstanding relating to the potential exercise of stock options. The weighted-average of these additional dilutive shares amounted to 61,000, 50,000, and 11,000 shares for 1997, 1996 and 1995, respectively which did not have a material impact on current and previously reported earnings per share amounts.

I: Foreign currency translation

Assets and liabilities of foreign subsidiaries have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the year. Resulting cumulative translation adjustments have been recorded as a separate component of shareholders' equity.

J: Fair value of financial instruments

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

K: Long-lived assets

Long-lived assets and certain identifiable intangibles held, used or disposed of are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company determined that no impairment loss need be recognized for applicable assets of continuing operations.

handy & harman and subsidiaries

L: Stock-based compensation

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

M: New accounting standards

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes new disclosures for reporting comprehensive income and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which established standards for the way that segment information is to be disclosed in the financial statements along with additional information on products and services, geographic areas and major customers. The Company's 1998 disclosures for these two statements will be determined by the timeliness of the Company's merger with WHX Corporation, as further discribed in Note 11 to the Consolidated Financial Statements.

N: Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to financial statements. Changes in such estimates may affect amounts reported in future periods.

O: Reclassifications

Certain reclassifications have been made to the 1996 and 1995 consolidated financial statements to conform to the 1997 presentation.

================================================================================

Notes to Consolidated Financial Statements

Note 1: Acquisitions, Divestitures, Restructuring and
        Other Income and Deductions

On February 28, 1997 the Company acquired 100% of the outstanding shares of Olympic Manufacturing Group, Inc. for approximately $53,000,000. This acquisition has been accounted for as a purchase; accordingly, the purchase price has been allocated to the underlying assets and liabilities based on their respective estimated fair values at the date of acquisition. The estimated fair value of assets acquired was $17,500,000 and liabilities assumed was $6,500,000. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed was approximately $42,000,000 and is being amortized over a period of 40 years. The excess purchase price has a tax deductible basis of approximately $10,000,000. This business is not material to the revenues of the Company.

      Included in other income/deductions for 1997 is an insurance settlement gain of $3,000,000 and certain takeover defense costs amounting to $500,000.

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

      The Company sold the Handy & Harman Refining Division in August 1996 for which the Company received $5,074,000. Accordingly, operations for this major division have been classified as discontinued operations. A charge associated with exiting this business of $22,350,000 was recorded in 1996. Revenues from this division for 1996 and 1995 were $98,934,000 and $168,309,000, respectively.

      The Company sold its automotive (OEM) segment in two phases during 1995 and recorded a net gain on its sale amounting to $19,716,000. The first phase was the sale of this segment's cable operations on July 20, 1995 for which the Company received cash of $3,211,000. The cable operations' working capital retained by the Company also generated approximately $3,000,000 in cash. The second phase was the sale of this segment's remaining operations on December 29, 1995 for which the Company received $64,821,000 (net of cash sold) with an additional amount due of $5,246,000. Accordingly, the results of this segment for all years presented are reported in the accompanying consolidated statement of income as discontinued operations. Revenue from this segment for 1995 was $150,629,000.

      With the sale of GO/DAN Industries, a joint venture, and the related receipt of $24,750,000 in September 1995, the previously discontinued operations net assets, primarily composed of the Company's investment in and receivable from GO/DAN Industries, were realized.

      During 1995 the Company exited the karat gold fabricated product line located in its East Providence, Rhode Island facility. A restructuring charge to exit the business amounting to $5,342,000 was recorded as follows: employee separation (155 employees) -$733,000, asset write-downs -$3,819,000, and other exit costs - $790,000. This action was substantially completed at December 31, 1995. In addition to this restructuring charge, a charge of $4,207,000, primarily asset write-downs, was recorded relating to the Company's ongoing operation in Fairfield, Connecticut.

      Included in other deductions for 1995 is a gain on the sale of the Company's joint venture in Brazil amounting to $460,000.

handy & harman and subsidiaries

Note 2: Inventories and Fee Consignment Facilities

The components of inventories at December 31, 1997 and 1996 are as follows:

                                                          1997              1996
================================================================================
Precious metals:
  Fine and fabricated metals in
    various stages of completion                   $22,830,000       $26,569,000

Non-precious metals:
  Base metals, factory supplies
    and raw materials                               25,878,000        20,993,000
  Work in process                                   14,938,000        15,192,000
  Finished goods                                    13,648,000         7,603,000
--------------------------------------------------------------------------------
                                                   $77,294,000       $70,357,000
================================================================================

Other inventory information at December 31:

                                                          1997              1996
================================================================================
Precious metals stated at LIFO cost               $ 20,960,000      $ 24,763,000
--------------------------------------------------------------------------------
LIFO inventory - excess of year-end
 market value over LIFO cost                      $106,201,000      $ 97,996,000
--------------------------------------------------------------------------------
Market value per ounce:
 Silver                                           $       5.95      $       4.73
 Gold                                             $     287.05      $     369.00
================================================================================

Included in continuing operations for 1997 and 1996 are profits before taxes of $6,408,000 and $33,630,000 respectively, resulting from reduction in the quantities of precious metal inventories valued under the LIFO method. The after-tax effect on continuing operations for 1997 and 1996 amounted to $3,717,000 ($.31 per basic share) and $19,260,000 ($1.40 per basic share), respectively.

      Consigned precious metal ounces due to/(from) customers and suppliers at December 31, 1997 and 1996:

                                                          1997              1996
================================================================================
Silver ounces
  Net open account                                   2,146,000           500,000
  Leased/Futures                                     2,495,000         9,419,000
--------------------------------------------------------------------------------
Total                                                4,641,000         9,919,000
--------------------------------------------------------------------------------
Gold ounces
  Net open account                                      17,887            14,600
  Leased/Futures                                       (58,100)            5,700
--------------------------------------------------------------------------------
Total                                                  (40,213)           20,300
================================================================================

In 1994 the Company was provided a Gold and Silver Fee Consignment Facility amounting to $250,750,000 of which $111,750,000 remained in 1996 after exiting the karat gold business in 1995 and refining business in 1996. The Fee Consignment Facility of $83,812,500 was for a three-year period and the short-term Fee Consignment Facility of $27,937,500 was for 364 days. As of December 31, 1996, 14,209,000 ounces of silver and 5,300 ounces of gold were leased to the Company and are included in leased amounts above for 1996. On August 29, 1997 the Company returned precious metal and canceled the Fee Consignment facility.

Note 3: Debt and Credit Agreements

The Company's borrowing requirements are primarily related to the level of working capital requirements and acquisition activity. At December 31, 1997, the Company had outstanding short-term borrowings of $31,500,000 under short-term uncommitted facilities. The Company's revolving credit facility and long-term financing (see discussion below) gives the Company the ability to classify these and other short term obligations aggregating $33,380,000 as long-term debt as of December 31, 1997. At December 31, 1996, the Company had short-term credit facilities of $50,000,000 and short-term borrowings of $15,000,000.

      Long-term debt at December 31, 1997 and 1996 is summarized as follows:

                                                          1997              1996
================================================================================
Credit facility                                   $ 25,000,000      $120,000,000
Senior Notes (7.31%, due 2004)                     125,000,000                --
Industrial revenue bonds,
  floating rate, due 2004-2005                       7,500,000         7,500,000
--------------------------------------------------------------------------------
                                                   157,500,000       127,500,000
Less installments due within year                          --                 --
--------------------------------------------------------------------------------
                                                   157,500,000       127,500,000
Reclass of short-term obligations                   33,380,000                --
--------------------------------------------------------------------------------
Total long-term debt                              $190,880,000      $127,500,000
================================================================================

On April 17, 1997 the Company completed unsecured long-term financing for $125,000,000 at a fixed rate of 7.31% due 2004. On September 29, 1997 the Company replaced its prior $200,000,000 revolving credit facility, which provided $150,000,000 for a three year period and $50,000,000 for 364 days with a new unsecured $200,000,000 revolving credit facility which provides $200,000,000 for a five year period maturing in 2002, subject to annual one-year extensions. At December 31, 1997 there was $25,000,000 borrowed under this facility.

      All the above loans have restrictive covenants. At December 31, 1997, the Company was in compliance with all covenants.

handy & harman and subsidiaries

Note 4: Income Taxes

The components of pre-tax income are as follows (in thousands):

                                              1997           1996          1995
===============================================================================
Continuing operations - domestic          $ 35,751       $ 59,090      $ 12,906
Continuing operations - foreign                300           (117)        1,380
Extraordinary item                              --         (4,919)           --
-------------------------------------------------------------------------------
                                            36,051         54,054        14,286
Discontinued operations - domestic              --        (24,731)       19,099
-------------------------------------------------------------------------------
  Total                                   $ 36,051       $ 29,323      $ 33,385
===============================================================================

The provision for taxes on income was comprised of the following (in thousands):

                                                           1997
--------------------------------------------------------------------------------
                                           Current       Deferred         Total
================================================================================
Continuing Operations
Federal                                    $ 3,934        $ 7,209       $11,143
Foreign                                        182             72           254
State and local                              3,429            315         3,744
--------------------------------------------------------------------------------
  Total                                    $ 7,545        $ 7,596       $15,141
================================================================================

                                                           1996
--------------------------------------------------------------------------------
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
================================================================================

                                                           1995
--------------------------------------------------------------------------------
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
================================================================================

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 follow (in thousands):

                                                           1997
--------------------------------------------------------------------------------
                                        Deferred Tax  Deferred Tax  Net Deferred
                                           Assets      Liabilities    Liability
================================================================================
Prepaid retirement costs                        --       $ 21,231      ($21,231)
Property, plant and equipment                   --          5,100        (5,100)
Discontinued operations                   $  1,277             --         1,277
Acquired NOL-Olympic                         1,613             --         1,613
All other                                    5,842          3,348         2,494
Foreign losses                               1,846             --         1,846
Valuation allowance                         (1,846)            --        (1,846)
--------------------------------------------------------------------------------
  Total                                   $  8,732       $ 29,679      ($20,947)
================================================================================

                                                           1996
--------------------------------------------------------------------------------
                                        Deferred Tax  Deferred Tax  Net Deferred
                                           Assets      Liabilities    Liability
================================================================================
Prepaid retirement costs                        --       $ 19,098      ($19,098)
Property, plant and equipment                   --          3,442        (3,442)
Discontinued operations                   $  3,312             --         3,312
All other                                    7,168          3,201         3,967
Foreign losses                               1,625             --         1,625
Valuation allowance                         (1,625)            --        (1,625)
--------------------------------------------------------------------------------
  Total                                   $ 10,480       $ 25,741      ($15,261)
================================================================================

Due to the Company's current taxable income and expected future taxable income, management believes it is more likely than not that the Company will realize the benefit of the existing deferred tax assets other than the deferred tax asset on foreign losses for which a valuation allowance has been provided.

      Principal items making up the change in the net deferred tax liability follow (in thousands):

                                              1997           1996          1995
================================================================================
Prepaid retirement costs                   $ 2,133        $ 1,195       $ 1,293
Property, plant and equipment                1,658         (1,612)       (4,175)
Restructuring and discontinued
  operations                                 2,035          2,660           825
Foreign tax credit carryforwards                --             --           495
Acquired NOL-Olympic                        (1,613)
All other                                    1,473           (516)        1,545
--------------------------------------------------------------------------------
                                           $ 5,686        $ 1,727       ($   17)
================================================================================

Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries and other foreign investments carried at equity. These earnings have been substantially reinvested and the Company does not plan to initiate any action that would precipitate the payment of income taxes thereon.

handy & harman and subsidiaries

      The major elements contributing to the difference between the U.S. Federal statutory tax rate and the consolidated effective tax rate for continuing operations are as follows:

                                                     1997       1996       1995
================================================================================
U.S. Federal effective statutory tax rate            35.0%      35.0%      35.0%
State and local income taxes, net
  of Federal income tax benefit                       6.8        6.1        4.6
Valuation allowance                                   0.7        1.3        4.8
Net effect of foreign tax rates                      (0.2)      (0.1)       0.1
Other                                                (0.3)       0.4        2.9
--------------------------------------------------------------------------------
                                                     42.0%      42.7%      47.4%
================================================================================

Note 5: Commitments

Commitments at December 31, 1997 for the purchase of additional property, plant and equipment approximated $744,000. Rent expense for 1997, 1996, and 1995 was $2,620,000, $2,885,000, and $3,591,000, respectively. Operating lease and rental commitments for future years are as follows:

================================================================================
1998                                                                 $ 1,913,000
1999                                                                   2,026,000
2000                                                                   1,889,000
2001                                                                   1,751,000
2002                                                                   1,570,000
2003 and beyond                                                        5,530,000
--------------------------------------------------------------------------------
Total lease and rental commitments                                   $14,679,000
================================================================================

Note 6: Incentive Plans

Handy & Harman 1995 Omnibus Stock Incentive Plan
(successor to the Handy & Harman Long-Term Incentive
Stock Option Plan Adopted in 1991)

After incorporating 1994's remaining "shares available for option" of the predecessor plan the combined number of shares subject to award under this succeeding plan adopted in 1995 shall not exceed 1,000,000 shares of Common Stock. The compensation committee of the Board of Directors may grant options, stock appreciation rights (tandem or stand alone), shares of restricted or phantom stock, and stock bonuses, in such amounts and with such terms and conditions as the compensation committee shall determine, subject to the provisions of the plan. Through 1997 only options have been awarded under the successor and predecessor plans. Certain shares under option with a term of 3 years become exercisable based on the Company's stock attaining specified trading prices. The remaining shares under option with terms of 7 years and 10 years become exercisable cumulatively at the rate of 50% and 25% per year (20% for predecessor plan awarded options), respectively.

Successor and predecessor plans' transactions are as follows:

                                              Shares under option      Weighted
                                Shares       -----------------------    Average
                             Available                   Range of      Exercise
                            for Option        Shares        Price         Price
================================================================================
Balance,
  January 1, 1995              253,200       716,000    $ 9.62-16.62     $13.74
Increase in shares
  subject to award             746,800
Options granted               (162,000)      162,000     15.12-15.43      15.13
Options exercised                   --       (22,800)     9.62-12.93      12.25
Options expired                 28,200       (28,200)    11.31-16.62      13.67
--------------------------------------------------------------------------------
Balance,
  December 31, 1995            866,200       827,000      9.62-16.62      14.06
Options granted               (260,000)      260,000     17.75-18.62      17.92
Options exercised                   --       (78,500)     9.62-16.62      12.80
Options expired                 48,800       (48,800)    12.62-16.62      13.20
--------------------------------------------------------------------------------
Balance,
  December 31, 1996            655,000       959,700      9.62-18.62      15.25
Options granted               (581,200)      581,200      6.56-22.71      21.77
Options exercised                   --      (112,750)     9.62-17.75      13.24
Options expired                 45,050       (45,050)    12.06-17.75      15.16
--------------------------------------------------------------------------------
Balance,
  December 31, 1997            118,850     1,383,100    $12.56-22.71     $18.157
================================================================================

Additional information on options outstanding and options exercisable at December 31, 1997 is as follows:

                      Options Outstanding                  Options Excercisable
                    -----------------------              -----------------------
                                   Weighted
     Range                          Average   Weighted                  Weighted
        of               Number   Remaining    Average         Number    Average
 Excercise          Outstanding Contractual  Excercise   Excercisable  Excercise
    Prices          at 12/31/97        Life      Price    at 12/31/97      Price
================================================================================
$12.625 to $14.125      253,500     3 years     $13.81        253,500     $13.81
$12.5625                  2,000     5 years      12.56          2,000      12.56
$12.9370                 72,400     6 years      12.94         50,600      12.94
$13.75 to $16.625        95,000     7 years      16.41         57,000      16.41
$15.125 to $15.438      127,250     8 years      15.14         59,250      15.14
$17.75 to $18.625       253,750     9 years      17.92         62,500      17.93
$16.565 to $22.719      579,200     6 years      21.77         50,000      22.72
--------------------------------------------------------------------------------
                      1,383,100                               534,850
================================================================================

The disclosure-only method described in SFAS No.123 "Accounting for Stock-Based Compensation" is being used by the Company, therefore the proforma effect of recognizing compensation cost for the above plan on net income and earnings per share is as follows:

                                         1997             1996             1995
================================================================================
Net income - as reported           $20,910,000      $16,369,000      $18,640,000
Net income - proforma               19,984,000       15,980,000       18,277,000
Net income per share -
  as reported - basic                    $1.75            $1.19            $1.32
Net income per share -
  as reported - diluted                  $1.74            $1.18            $1.32
Net income per share -
  proforma                               $1.62            $1.14            $1.29
================================================================================

handy & harman and subsidiaries

The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following assumptions used for the options granted:

                                                  1997        1996        1995
===============================================================================
Expected dividend yield                           1.10%       1.34%       1.58%
Expected stock price volatility                  47.20%      27.05%      25.94%
Risk-free interest rate                            5.7%       6.42%       6.41%
Expected life of options                             6           6           6
===============================================================================

Additionally, 100 % of the stock options granted in 1995 were assumed vested as a baseline for the proforma calculations.

The effects of applying SFAS No.123 in this proforma disclosure are not indicative of future proforma amounts. SFAS No. 123 does not apply to awards prior to 1995 and additional awards in future years were assumed. Assumptions used for Company options and stock were made "as if" the purchase of the Company, as further described in Note 11 to these consolidated financial statements, did not occur.

Outside Director Stock Option Plan

Under the Outside Director Stock Option Plan each outside director is awarded fully and immediately exercisable options, on an annual basis, to purchase Common Stock at an option price of $1. The market value of the Company's shares at date of grant less the option price is amortized to compensation expense during the year. Transactions under this Plan are summarized below:

                                               1997          1996          1995
================================================================================
Options outstanding January 1                 5,531         9,977         9,539
Options awarded                               4,781         4,194         3,290
Options expired                                  --            --            --
Options exercised                            (1,366)       (8,640)       (2,852)
--------------------------------------------------------------------------------
Options outstanding December 31               8,946         5,531         9,977
--------------------------------------------------------------------------------
Shares subject to award
  December 31                                62,960        67,741        71,935
================================================================================

All options outstanding under this plan are exercisable at December 31, 1997.

1988 Long-Term Incentive Plan

Shares issued under the 1988 Long-Term Incentive Plan are in the name of the employee, who has all the rights of a shareholder, subject to certain restrictions or forfeitures. Of the 400,000 shares which may be awarded under this Plan cumulative shares amounting to 142,050 were issued, of which 6,275 shares were forfeited as of December 31, 1997. The market value of shares issued under the Plan is recorded as unearned compensation and shown as a separate component of shareholders' equity. This compensation is amortized to expense over the period the employees become vested.

      Compensation expense for both the Outside Director Stock Option Plan and the 1988 Long-Term Incentive Plan amounted to $506,000, $648,000 and $266,000, in 1997, 1996 and 1995, respectively.

Note 7: Segment Information

Information regarding the Company's industry segments and discontinued operations is contained on page 23 under the heading "The Company's Business" and is incorporated herein by reference.

      Additional information concerning industry segments, corporate and discontinued operations is as follows:

                                            1997            1996            1995
================================================================================
Depreciation and
  amortization expense:
  Wire/Tubing                         $5,678,000      $5,461,000      $5,029,000
  Precious metals                      5,289,000       4,560,000       4,545,000
  Other non-precious
   metal businesses                    2,125,000         442,000         543,000
  Corporate*                           1,102,000       1,136,000       1,053,000
  Discontinued operations                     --         401,000       5,498,000
--------------------------------------------------------------------------------
                                     $14,194,000     $12,000,000     $16,668,000
================================================================================

*Includes amortization of deferred financing fees of $685,000, $552,000, and $820,000 in 1997, 1996 and 1995, respectively.

Property, plant and equipment additions:
  Wire/Tubing                         $5,653,000      $3,881,000     $11,378,000
  Precious metals                     10,712,000       9,315,000       7,738,000
  Other non-precious
   metal businesses                    2,070,000         419,000         929,000
  Corporate                               25,000          31,000          47,000
--------------------------------------------------------------------------------
                                      18,460,000      13,646,000      20,092,000
  Discontinued operations:                    --       1,048,000       3,051,000
--------------------------------------------------------------------------------
                                     $18,460,000     $14,694,000     $23,143,000
================================================================================

Note 8: Supplemental Information

                                      Life/Years            1997            1996
================================================================================
a-Property, plant and equipment:
   Land                                              $ 3,566,000     $ 3,355,000
   Buildings and improvements              10-50      45,473,000      43,642,000
   Machinery and equipment                  3-20     146,074,000     130,573,000
   Furniture and fixtures                   2-20      12,586,000      11,932,000
   Automotive                                4-8         630,000         566,000
   Leasehold improvements             Lease Life       1,769,000       1,684,000
   Construction in progress                   --       7,954,000       3,871,000
--------------------------------------------------------------------------------
                                                    $218,052,000    $195,623,000
================================================================================

Depreciation and amortization of property, plant and equipment charged to operations for 1997, 1996 and 1995 was $11,933,000, $10,816,000 and $15,066,000,
respectively.

                                                            1997            1996
================================================================================
b-Intangibles (net of amortization):
Patents and other                                    $   818,000     $   515,000
Excess of purchase price over
 net assets acquired in business
 combinations                                         64,240,000      24,303,000
--------------------------------------------------------------------------------
                                                     $65,058,000     $24,818,000
================================================================================

handy & harman and subsidiaries

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

      The components of net periodic pension cost (credit) for 1997, 1996 and 1995 are as follows:

                                           1997            1996            1995
================================================================================
Service cost-benefits earned
  during the period                $  2,491,000    $  2,678,000    $  3,582,000
Interest cost on the projected
  benefits obligation                 8,029,000       7,784,000       7,974,000
Return on plan assets               (60,494,000)    (26,000,000)    (37,283,000)
Net amortization
  and deferral                       43,887,000      11,202,000      21,399,000
--------------------------------------------------------------------------------
Net periodic pension
 cost (credit)                     ($ 6,087,000)   ($ 4,336,000)   ($ 4,328,000)
================================================================================

Assumptions used in the accounting at December 31 are:

                                                  1997         1996         1995
================================================================================
Discount rate:
  Beginning of year                               6.5%         6.5%         7.0%
  End of year                                     6.5%         6.5%         6.5%
Compensation increase                             5.0%         5.0%         5.0%
Expected asset return                             8.5%         8.0%         8.0%
================================================================================

The plans' funded status as of December 31 and the amounts recognized in the accompanying financial statements are as follows:

                                                          1997             1996
================================================================================
Actuarial present value of benefit obligations:
  Vested benefit obligation                      $ 110,730,000    $ 107,909,000
--------------------------------------------------------------------------------
  Accumulated benefit obligation                 $ 115,334,000    $ 113,260,000
--------------------------------------------------------------------------------
  Projected benefit obligation                   $ 124,529,000    $ 119,544,000
Plan assets at fair value                          249,240,000      196,253,000
--------------------------------------------------------------------------------
Plan assets in excess of projected
  benefit obligation                               124,711,000       76,709,000
Unrecognized net (gain)/loss                       (56,562,000)     (10,974,000)
Unrecognized prior service cost                      1,235,000         (925,000)
Unrecognized net asset                              (2,889,000)      (4,553,000)
--------------------------------------------------------------------------------
Prepaid pension cost                             $  66,495,000    $  60,257,000
================================================================================

The plans' assets are invested primarily in stocks and insurance contracts.

      The Company recorded pension curtailment gains from discontinued operations amounting to $287,000 in 1996 and $1,354,000 in 1995.

Postretirement Benefits Other Than Pensions

Certain operations of the Company provide postretirement medical benefits to current and retired employees. Certain employees of these operations become eligible for postretirement medical benefits after fulfilling minimum age and service requirements.

      Postretirement benefit costs were determined assuming discount rates of 6.5%, 6.5% and 7% for the years ended 1997, 1996 and 1995, respectively. The components of net periodic postretirement benefit cost are as follows:

                                              1997           1996           1995
================================================================================
Service cost                            $   71,000     $  134,000     $  174,000
Interest cost                              537,000        539,000        596,000
Amortization of transition
 obligation                                223,000        311,000        371,000
--------------------------------------------------------------------------------
                                        $  831,000     $  984,000     $1,141,000
================================================================================

In addition, a curtailment loss of $868,000 incurred on the 1996 sale of the refining business is included in discontinued operations.

      The Company's funding policy with respect to these benefits is to pay the amounts required to provide the benefits during each year. The following table presents the Company's postretirement medical benefits funded status as of December 31, 1997 and 1996.

Accumulated Postretirement Benefit Obligation:

                                                          1997            1996
                                                    ===========     ===========
Retirees                                            $ 5,288,000     $ 4,414,000
Future retirees                                       3,216,000       4,041,000
--------------------------------------------------------------------------------
Total accumulated postretirement
  benefit obligation                                  8,504,000       8,455,000
Unrecognized transition obligation                   (3,489,000)     (3,762,000)
Unrecognized actuarial gain (loss)                      821,000         998,000
--------------------------------------------------------------------------------
Net postretirement benefit liability -
  classified with prepaid retirement costs          $ 5,836,000     $ 5,691,000
================================================================================

The assumed discount rate used to measure the accumulated postretirement benefit obligation was 6.5% for 1997 and 1996. The unrecognized transition obligation amortization period is 20 years beginning on January 1, 1991, the implementation date.

      For measurement purposes, a 15% annual rate of increase in the health care cost trend rate was assumed for 1992 through 1994; the rate was assumed to decrease gradually to 6% by the year 2003 and remain at that level thereafter. A 1% increase in the assumed health care trend rate would not have a significant impact on the accumulated postretirement benefit obligation as of December 31, 1997 and 1996.

handy & harman and subsidiaries

Savings Plan

The Company has a savings plan which qualifies under Section 401(k) of the Internal Revenue Code. This savings plan allows eligible employees to contribute from 1% to 15% of their income on a pretax basis to this savings plan. The Company matches 50% of the first 3% of the employee's contribution. Such matching Company contributions are invested in shares of the Company's common stock and become immediately vested. The charge to operations for the Company's matching contribution amounted to $ 548,000, $570,000, and $932,000 for 1997, 1996 and 1995, respectively.

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

      Through December 31, 1997, the Company had reserved common shares as issuable pursuant to these rights. At the present time, the rights have no dilutive effects on the earnings per share calculation. See Note 11 : Subsequent Event

Note 11: Subsequent Event

On March 1, 1998 the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with WHX Corporation ("WHX") and HN Acquisition Corp., a wholly owned subsidiary of WHX (the "Purchaser"). Pursuant to the Merger Agreement, the Purchaser commenced a tender offer on March 6, 1998 to purchase all outstanding shares of the Company's common stock for $35.25 per share in cash. Under the Merger Agreement, the tender offer will be followed by a merger of the Purchaser with and into the Company and all shares of the Company's common stock not purchased in the tender offer will be converted into the right to receive $35.25 per share in cash.

      On March 1, 1998 the Board amended the Rights Agreement dated as of January 26, 1989, as amended on April 25, 1996 and October 22, 1996, between the Company and ChaseMellon Shareholder Services L.L.C. (as so amended, the "Rights Agreement") (see Note 10 above) to prevent the Purchaser from becoming an "Acquiring Person" and to prevent a "Triggering Event", "Stock Acquisition Date" or "Distribution Date" (all as defined in the Rights Agreement) from occurring as a result of the offer, the merger or other transactions contemplated by the Merger Agreement. Consummation of the merger is expected to occur in the Spring of 1998. The offer and merger are subject to various conditions.

handy & harman and subsidiaries

Independent Auditors' Report

To the Board of Directors and Shareholders Handy & Harman:

We have audited the consolidated balance sheets of Handy & Harman and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule on page S-1. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Handy & Harman and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

      As discussed in Note 11 to the consolidated financial statements, Handy & Harman announced on March 1, 1998 that they have entered into a definitive merger agreement providing for the acquisition by WHX Corporation of all of the outstanding common shares of Handy & Harman. The transaction has been unanimously approved by the Boards of Directors of both companies.


/s/ KPMG Peat Marwick LLP


KPMG Peat Marwick LLP
New York, New York


February 9, 1998, except as to Note 11,
which is as of March 1, 1998


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

Board of Directors

Clarence A. Abramson**
Former Vice President and Secretary
Merck &Co., Inc.
(a pharmaceutical company)
Active consultant to the health
care industry.

Robert E. Cornelia**
Management Consultant

Richard N. Daniel*
Chairman of the Board of the Company

Gerald G. Garbacz+
Chairman, President and Chief Executive
Officer, Nashua Corporation (an international provider of coated products, office supplies and photofinishing services)

Frank E. Grzelecki*
Vice Chairman of the Company

Robert D. LeBlanc
President of the Company

Gouverneur M. Nichols*+
Business Consultant

Hercules P. Sotos***
Retired 1995 as Vice Chairman and
a Director of Playtex Products, Inc.
(a manufacturer of health and beauty
aid products)

Dr. Elliot J. Sussman+
President and Chief Executive Officer
of Lehigh Valley Health Network, Inc.
and Lehigh Valley Hospital, Inc.

Roger E. Tetrault**
Vice Chairman of the Board
and Chief Executive Officer
McDermott International, Inc.
(a manufacturer and supplier of power
generation systems and equipment and
also marine construction services)


*Member of Executive Committee
+Member of Audit Committee
**Member of Compensation Committee


Officers

Richard N. Daniel
Chairman of the Board and
Chief Executive Officer

Frank E. Grzelecki
Vice Chairman

Robert D. LeBlanc
President and Chief
Operating Officer

Robert F. Burlinson
Vice President and Treasurer

Paul E. Dixon
Senior Vice President,
General Counsel and Secretary

Dennis C. Kelly
Controller

Dennis R. Kuhns
Vice President
President, Specialty Wire & Tubing

Robert M. Thompson
Vice President
International
handy & harman and subsidiaries

Corporate Organization

Handy & Harman Executive
and General Offices

New York, NY

R.N. Daniel, Chairman
and Chief Executive Officer

Frank E. Grzelecki
Vice Chairman

R.D. LeBlanc, President
and Chief Operating Officer

Domestic Divisions and
Subsidiaries

Specialty Tubing

Handy & Harman
Tube Company, Inc.
Norristown, PA

Charles L. Spangler,
Executive Vice President
and General Manager

Indiana Tube Corporation
Evansville, IN
Jerry D. Stohler, Vice President
and General Manager

Camdel Metals Corporation
Camden, DE
Millard V. Vaughn,
Division Manager

Micro-Tube Fabricators, Inc.
Middlesex, NJ
Anthony J. VanderPutten,
Vice President and
General Manager

Specialty Wire

Maryland Specialty Wire, Inc.
Cockeysville, MD
David E. Koontz,
Vice President

Willing B Wire Corporation
Willingboro, NJ
Robert V. Biscotti,
Vice President

Strandflex Division
Oriskany, NY
David M. Waddell,
Plant Manager

Precious Metals Fabrication

Lucas-Milhaupt, Inc.
Cudahy,WI
Richard A. Kettler, President

Alloy Ring Service, Inc.
Carmel, IN
Charles E. Fuerstenau,
General Manager

Handy & Harman Precious Metals
Products Division
Fairfield, CT
Michael J. Merolla, Vice
President and General Manager

Electronic Metals

Handy & Harman Electronic
Materials Corporation
North Attleboro, MA
Allen E. Molvar, President

ele Corporation
Fontana, CA
Gerald C. Avery, Vice
President and General Manager

Sumco Inc.
Indianapolis, IN
Thomas R. Brouillard, President

Engineered Materials

Olympic Manufacturing
Group, Inc.
Agawam, MA
Daniel P. Murphy, President

Continental Industries, Inc.
Tulsa, OK
Richard E. Cota, President

International Operations

In Canada

Handy & Harman of Canada, Ltd.
Rexdale, Ontario
Keith F. Perrin,
General Manager

In Europe

Handy & Harman (Europe) Ltd.
Harrogate, North Yorkshire,
England
Peter J. Rigby,
Managing Director

Indiana Tube Danmark A/S
Kolding, Denmark
Kaj A. Deleuran,
Managing Director

Rigby-Maryland (Stainless) Ltd.
Liversedge, West Yorkshire,
England
Christopher J. Moore,
Managing Director

Lucas-Milhaupt Europe
Stevenage, Hertfordshire,
England
Keith F. Perrin,
Managing Director

In Asia

Handy & Harman (Asia) S.A.
Singapore
(owned jointly with King Fook
Investments, S.A.)
Thomas A. Longo,
Managing Director

Handy & Harman Manufacturing
(Singapore)Pte., Ltd. Singapore
(owned jointly with King Fook
Investments, S.A.)
Thomas A. Longo,
Managing Director

Mizuno Handy Harman, Ltd.
Taitoh-Ku, Tokyo, Japan
(owned jointly with Mizuno
Precious Metals, Ltd. and
Itochu Corporation)
Hiroshi Mizuno,
President

Corporate Services

Auditors
KPMG Peat Marwick LLP

Transfer Agent & Registrar
Chase Mellon
Shareholders Services
New York, NY

Stock Listing
New York Stock Exchange
Ticker Symbol:HNH

Employment Policy

It is the policy of Handy & Harman and its subsidiaries to comply with all applicable Federal, state and local laws and regulations with respect to employment practices and procedures, and to ensure equal employment opportunity and non-discriminatory treatment in matters of race, sex, religion, color, national origin, age or condition of handicap.


Design: Zahor &Bender Incorporated

                                EXHIBIT INDEX

      The following exhibits required to be filed as part of this Annual Report on Form 10-K have been included:

      (2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

      (a) Asset Purchase Agreement, dated as of July 8, 1996, by and between Golden West Refining Corporation Limited and the Company (filed as Exhibit 3(1)(a) to the Company's 1996 Annual Report on Form 10-K and incorporated herein by reference).

      (b) Stock Purchase Agreement, dated as of February 19, 1997, among Saugatuck Capital Company Limited Partnership III, the other sellers named therein and the Company (filed as Exhibit 3(1)(b) to the Company's 1996 Annual Report on Form 10-K and incorporated herein by reference).

      (c) Agreement and Plan of Merger, dated as of March 1, 1998, by and among WHX Corporation, HN Acquisition Corp. and the Company (filed as Exhibit 2 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (d) Amendment No. 1, dated as of March 26, 1998, to the Agreement and Plan of Merger, dated as of March 1, 1998, by and among WHX Corporation, HN Acquisition Corp. and the Company.

      (3) Certificate of Incorporation and By-Laws

      (a) Restated Certificate of Incorporation of the Company (filed as Exhibit 3(a) to the Company's 1989 Annual Report on Form 10-K and incorporated herein by reference).

      (b) By-Laws, as amended and restated as of December 23, 1997 (filed as Exhibit 1 to the Company's Current Report on Form 8-K, dated December 23, 1997, and incorporated herein by reference).

      (4) Instruments Defining the Rights of Security Holders, Including Indentures

      (a) Rights Agreement, dated as of January 26, 1989, between the Company and ChaseMellon Shareholder Services, L.L.C., (formerly known as Morgan Shareholder Services Trust Company), as Rights Agent, including all exhibits thereto (filed as Exhibit 1 to the Company's Registration Statement on Form 8-A, dated February 3, 1989, and incorporated herein by reference).

      (b) Amendment, dated as of April 25, 1996, to the Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (filed as Exhibit 1 to the Company's Registration Statement on Form 8-A/A, dated May 21, 1996, and incorporated herein by reference).

      (c) Amendment, dated as of October 22, 1996, to the Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (filed as Exhibit 1 to the Company's Registration Statement on Form 8-A/A, dated October 24, 1996, and incorporated herein by reference).

      (d) Amendment, dated as of March 1, 1998, to the Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (filed as Exhibit 3 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (e) Note Purchase Agreement, dated as of April 17, 1997, among the Company and the Purchasers party thereto.

      (10) Material Contracts.

      (a) 1982 Stock Option Plan (filed as Exhibit 32 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (b) Amendment to 1982 Stock Option Plan approved in December 1988 (filed as Exhibit 33 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (c) Handy & Harman Management Incentive Plan-Corporate Group Participants, as amended and restated on December 15, 1994 (filed as Exhibit 25 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (d) Subsidiary, Division, Group or Unit Management Incentive Plan, as amended and restated on December 15, 1994 (filed as Exhibit 34 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (e) Handy & Harman Deferred Fee Plan For Directors, as amended and restated on December 15, 1994, effective as of January 1, 1995 (filed as Exhibit 35 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (f) Form of Executive Agreement entered into with the Company's executive officers in September 1986 (filed as Exhibit 10(d) to the Company's 1986 Annual Report on Form 10-K and incorporated herein by reference).

      (g) Amendment to Executive Agreement approved in December 1988 (filed as
Exhibit 20 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (h) 1988 Long-Term Incentive Plan (filed as Exhibit 28 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (i) Amendment to 1988 Long-Term Incentive Plan approved in December 1988 (filed as Exhibit 29 to the Company's Solicitation/Recommendation Statement on
Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (j) Amendment to 1988 Long-Term Incentive Plan approved in June 1989 (filed as Exhibit 30 to the Company's Solicitation/Recommendation Statement on
Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (k) Agreement, dated as of May 1, 1989, between the Company and R. N. Daniel (filed as Exhibit 4 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (l) Amendment to Agreement between the Company and R. N. Daniel approved by the Company on May 11, 1993 (filed as Exhibit 5 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (m) Outside Directors' Stock Option Plan (filed as Exhibit 27 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (n) Amended and Restated Joint Venture Agreement, dated as of June 1, 1990, by and between Allen Heat Transfer Products Inc. and Handy & Harman Radiator Corporation (filed as Exhibit 2 to the Company's Current Report on Form 8-K, dated June 5, 1990, and incorporated herein by reference).

      (o) Handy & Harman Long-Term Incentive Stock Option Plan (filed as Exhibit 36 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (p) Handy & Harman Supplemental Executive Plan (filed as Exhibit 23 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (q) 1995 Omnibus Stock Incentive Plan (filed as Exhibit 37 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (r) Form of Change of Control Agreements, dated May 14, 1997, between the Company's executive officers (filed as Exhibit (a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference).

      (s) Amendment, to Agreement dated as of May 1, 1989 between the Company and Richard N. Daniel, approved by the Company's Board of Directors on September 28, 1995 (filed as Exhibit 6 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (t) Restated Amendment to Agreement with Richard N. Daniel, dated February 26, 1998 (filed as Exhibit 7 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (u) Executive Agreement, dated as of July 1, 1989, between the Company and Frank E. Grzelecki (filed as Exhibit 8 to the Company's
Solicitation/Recommendation Statement on Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (v) Amendment, dated as of July 1, 1989, to Agreement, dated as of July 1, 1989, between the Company and Frank E. Grzelecki (filed as Exhibit 9 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (w) Amended and Restated Agreement, dated as of November 3, 1995, between the Company and Mr. Grzelecki (filed as Exhibit 10 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (x) Restated Confirmation Agreement with Frank E. Grzelecki, dated February 26, 1998 (filed as Exhibit 11 to the Company's
Solicitation/Recommendation Statement on Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (y) Employment Agreement, dated as of October 22, 1996, between the Company and Robert D. LeBlanc (filed as Exhibit 12 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (z) Supplemental Agreement, dated as of May 14, 1997, between the Company and Robert D. LeBlanc (filed as Exhibit 13 to the Company's
Solicitation/Recommendation Statement on Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (aa) Amendment, dated February 26, 1998, to Supplemental Agreement with Robert D. LeBlanc (filed as Exhibit 14 to the Company's
Solicitation/Recommendation Statement on Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (bb) Amended and Restated Agreement with Paul E. Dixon, dated February 26, 1998 (filed as Exhibit 15 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (cc) Amended and Restated Agreement with Robert F. Burlinson, dated February 27, 1998 (filed as Exhibit 16 to the Company's
Solicitation/Recommendation Statement on Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (dd) Amended and Restated Agreement with Dennis C. Kelly, dated February 26, 1998 (filed as Exhibit 17 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (ee) Amended and Restated Agreement with Dennis R. Kuhns, dated February 26, 1998 (filed as Exhibit 18 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (ff) Form of Executive Agreement, dated as of September 2, 1986, between the Company and Robert M. Thompson (filed as Exhibit 19 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (gg) Amendment, dated February 26, 1998, to Executive Agreement with Robert M. Thompson (filed as Exhibit 20 to the Company's
Solicitation/Recommendation Statement on Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (hh) Amended and Restated Supplemental Executive Retirement Plan as of January 1, 1998, approved on February 26, 1998 (filed as Exhibit 22 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (ii) Handy & Harman Executive Post-Retirement Life Insurance Program (filed as Exhibit 24 to the Company's Solicitation/Recommendation Statement on
Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (jj) Amendment to Management Incentive Plan, approved January 22, 1998 (filed as Exhibit 26 to the Company's Solicitation/Recommendation Statement on
Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (kk) Amendment to Long-Term Incentive Plan approved January 22, 1998 (filed as Exhibit 31 to the Company's Solicitation/Recommendation Statement on
Schedule 14D-9, dated March 6, 1998, and incorporated herein by reference).

      (ll) Handy & Harman Pension Plan.

      (mm) Revolving Credit Agreement, dated as of September 29, 1997, among the Company, the Lenders party thereto and The Bank of Nova Scotia, as Administrative Agent.

      (11) Statement re computation of per share earnings. Incorporated by reference to Item (H) of Summary of Significant Accounting Policies on page 33 of this Annual Report on Form 10-K.

      (21) List of Subsidiaries of the Company.

      (23) Consent of Independent Auditors. Included on page 21 of this Annual Report on Form 10-K and incorporated herein by reference thereto.

      (27) Financial Data Schedule.